Form 10-Q
period 2004-09-30
SAXON CAPITAL INC
filed 2004-11-09
CIK 1279493

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

Commission File Number: 000-50945

SAXON CAPITAL, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	30-0228584 (IRS Employer Identification No.)

4860 COX ROAD, SUITE 300
GLEN ALLEN, VIRGINIA
(Address of principal executive offices)

23060
(Zip Code)

(804) 967-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No     X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

As of November 1, 2004 there were 49,843,921 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

(1)     On September 24, 2004, the Company completed its conversion to a real estate investment trust, or REIT. The transaction was structured as a merger of Saxon Capital, Inc. with and into a wholly-owned subsidiary of Saxon REIT, Inc. and was accounted for as a purchase of Saxon Capital, Inc. by Saxon REIT, Inc. using the purchase method of accounting. Immediately following the merger, Saxon REIT, Inc., changed its name to Saxon Capital, Inc. Accordingly, the consolidated balance sheet as of September 30, 2004 includes the effect of the merger and Saxon’s application of the purchase method of accounting. The condensed consolidated statements of operations, shareholders’ equity, and cash flows for the nine months ended September 30, 2004 include six days’ effects of the merger. See Note 1(a) to the Unaudited Condensed Consolidated Financial Statements.

Part I. Financial Information

Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2004	December 31, 2003

Assets:
Cash	$226,807	$5,245
Accrued interest receivable	56,767	54,080
Trustee receivable	99,604	74,614
Mortgage loan portfolio	5,647,267	4,723,416
Allowance for loan loss	(36,316)	(43,369)

Net mortgage loan portfolio	5,610,951	4,680,047
Restricted cash	1,055	1,257
Servicing related advances	111,420	98,588
Mortgage servicing rights, net	74,935	41,255
Real estate owned	26,397	23,787
Deferred tax asset	9,007	—
Other assets	103,853	79,959

Total assets	$6,320,796	$5,058,832
Liabilities and shareholders' equity:
Liabilities:
Accrued interest payable	$9,116	$8,602
Warehouse financing	640,780	427,969
Securitization financing	4,953,237	4,237,375
Note payable	—	25,000
Deferred tax liability	—	907
Other liabilities	17,098	13,933

Total liabilities	5,620,231	4,713,786
Commitments and contingencies - Note 11	—	—
Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; shares issued and outstanding: 49,843,921 as of
September 30, 2004 and 28,661,757 as of December 31, 2003	498	287
Additional paid-in capital	626,690	264,030
Other comprehensive loss, net of tax of $(5,268) and $(3,500)	(8,274)	(5,497)
Retained earnings	81,651	86,226

Total shareholders' equity	700,565	345,046

Total liabilities and shareholders' equity	$6,320,796	$5,058,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Interest income	$99,657	$85,489	$289,707	$244,321
Interest expense	(37,933)	(31,143)	(107,145)	(88,797)

Net interest income	61,724	54,346	182,562	155,524
Provision for mortgage loan losses	(14,730)	(8,517)	(28,768)	(26,808)

Net interest income after provision for
mortgage loan losses	46,994	45,829	153,794	128,716
Servicing income, net of amortization and
impairment	8,371	7,994	20,194	23,776
Gain on sale of mortgage assets	220	924	3,079	975

Total net revenues	55,585	54,747	177,067	153,467
Expenses:
Payroll and related expenses	(19,662)	(14,839)	(52,860)	(42,499)
General and administrative expenses	(14,311)	(11,368)	(40,437)	(33,850)
Depreciation	(1,393)	(1,093)	(4,462)	(2,544)
Other (expense) income	(978)	40	(3,368)	(1,095)

Total operating expenses	(36,344)	(27,260)	(101,127)	(79,988)
Income before taxes	19,241	27,487	75,940	73,479
Income tax benefit (expense)	19,044	(10,868)	(515)	(28,545)

Net income	$38,285	$16,619	$75,425	$44,934

Earnings per common share:
Average common shares - basic	31,525,467	28,600,073	29,636,813	28,476,073
Average common shares - diluted	33,565,093	30,312,467	32,063,789	29,846,257
Basic earnings per common share	$1.21	$0.58	$2.54	$1.58
Diluted earnings per common share	$1.14	$0.55	$2.35	$1.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balance at January 1, 2004	28,661,757	$287	$264,030	$(5,497)	$86,226	$345,046
Issuance of common stock	21,182,164	211	426,575	—	—	426,786
Costs associated with REIT
conversion and stock issuance	—	—	(32,571)	—	—	(32,571)
Compensation expense on restricted
stock units	—	—	3,880	—	—	3,880
Stock option exercise tax benefit	—	—	16,152	—	—	16,152
REIT conversion merger
consideration	—	—	(51,376)	—	(80,000)	(131,376)
Comprehensive income:
Net income	—	—	—	—	75,425
Add: change in unrealized
loss on mortgage securities	—	—	—	89	—
Add: reclassification
adjustment for unrealized
loss on mortgage securities	—	—	—	632	—
Less: tax effect of above
unrealized loss on mortgage
securities	—	—	—	(280)	—
Less: loss on cash flow
hedging instruments	—	—	—	(3,490)	—
Less: reclassification
adjustment for loss on cash
flow hedging instruments	—	—	—	(1,776)	—
Add: tax effect of loss on
cash flow hedging
instruments	—	—	—	2,048	—

Other comprehensive (loss) income	—	—	—	(2,777)	75,425

Total comprehensive income	—	—	—	—	—	72,648

Balance at September 30, 2004	49,843,921	$498	$626,690	$(8,274)	81,651	$700,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003

Operating Activities:
Net income from operations	$75,425	$44,934
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,889	21,858
Deferred income taxes	(9,914)	4,405
Impairment of assets	9,485	1,284
Gain from sale of assets	(3,079)	(975)
Provision for loan losses	28,768	26,808
(Recovery) provision for advanced interest losses	(1,067)	778
(Increase) decrease in servicing related advances	(12,832)	6,861
Increase in accrued interest receivable	(2,687)	(12,780)
Increase in accrued interest payable	514	2,282
Increase in trustee receivable	(24,990)	(32,611)
Net change in other assets and other liabilities	11,332	(19,898)

Net cash provided by operating activities	102,844	42,946

Investing Activities:
Purchase and origination of mortgage loans	(2,763,453)	(2,191,376)
Principal payments on mortgage loan portfolio	1,521,305	1,055,078
Proceeds from the sale of mortgage loans	205,214	65,450
Proceeds from the sale of real estate owned	42,347	24,261
Decrease in restricted cash	202	86,716
Purchase of mortgage bonds	—	(3,000)
Principal payments received on mortgage bonds	3,584	2,118
Acquisition of mortgage servicing rights	(52,315)	(14,073)
Net capital expenditures	(5,332)	(6,348)

Net cash used in investing activities	(1,048,448)	(981,174)

Financing Activities:
Proceeds from issuance of securitization financing	2,328,185	2,481,481
Bond issuance costs	(25,420)	(19,899)
Principal payments on securitization financing	(1,582,395)	(1,089,221)
Proceeds from (repayment of) warehouse financing, net	212,811	(423,026)
Purchases of derivative instruments	(5,804)	(16,771)
Proceeds received from issuance of stock	426,786	4,026
Payment of expenses related to REIT conversion and stock
issuance	(30,621)	—
Payment of merger consideration	(131,376)	—
Repayment of note payable	(25,000)	—

Net cash provided by financing activities	1,167,166	936,590

Net increase (decrease) in cash	221,562	(1,638)
Cash at beginning of period	5,245	8,098

Cash at end of period	$226,807	$6,460

Supplemental Cash Flow Information:
Cash paid for interest	$128,163	$110,451
Cash paid for taxes	$32,673	$18,975
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$69,864	$28,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)    Organization and Summary of Significant Accounting Policies

(a) The Company and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP, for complete financial statements.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K, as amended for the year ended December 31, 2003. Use of the term “Company” throughout these Notes to Unaudited Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company. The unaudited condensed consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

        Saxon Capital, Inc., a Delaware corporation (“Old Saxon”) was formed on April 23, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.) (“New Saxon,” and together with Old Saxon, referred to herein as “Saxon” or the “Company”), was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT. At a meeting of the shareholders of Old Saxon held on September 13, 2004, shareholders approved the merger of Old Saxon into New Saxon. By written consent of the sole shareholder of New Saxon on February 5, 2004, the shareholder approved the merger of Old Saxon into New Saxon and at a meeting of its Board of Directors held on September 20, 2004 the Board of New Saxon approved the merger. The merger, which was completed on September 24, 2004,had no effect on the condensed consolidated financial statements, as this was a merger of companies under common control. The condensed consolidated statements of operations, shareholders’ equity, and cash flows for the nine months ended September 30, 2004 include six days’ of operations under this new structure.

        Pursuant to the merger agreement, Old Saxon merged with and into Saxon Capital Holdings, Inc., a wholly-owned subsidiary of New Saxon, and New Saxon succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.” At the effective time of the merger, each outstanding share of Old Saxon common stock was converted into the right to receive one share of New Saxon common stock and a cash payment of $4.00. The Company’s common stock trades on Nasdaq under the symbol “SAXN.” New Saxon issued 17.0 million shares of its common stock in a public offering, which resulted in $386.8 million in gross proceeds, which was partly used to pay the cash portion of the merger consideration.

        The Company will apply REIT rules for federal income tax and accounting purposes beginning as of the effective time of the merger. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. Generally, the Company will not be subject to federal income tax at the corporate level to the extent it distributes 90% of its taxable income to its shareholders and complies with certain other requirements.

(b) Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are net interest income, the allowance for loan loss, valuation of servicing rights, hedging activities, deferral of direct loan origination fees and costs, and income taxes.

(c) Stock Options

        The Company has elected to follow the intrinsic value method in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying stock on the grant date. Effective September 13, 2004, upon approval by Old Saxon’s shareholders of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units immediately vested and were expensed at that time. See Note 9 for further discussion.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to options granted to employees using the Black-Scholes option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income, as reported	$38,285	$16,619	$75,425	$44,934
Add: stock-based compensation expense
included in reported net income, net of
related tax effects	199	—	199	—
Deduct: total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(2,918)	(638)	(4,194)	(1,898)

Pro forma net income	$35,566	$15,981	$71,430	$43,036

Earnings per share:
Basic - as reported	$1.21	$0.58	$2.54	$1.58

Basic - pro forma	$1.11	$0.56	$2.40	$1.52

Diluted - as reported	$1.14	$0.55	$2.35	$1.51

Diluted - pro forma	$1.05	$0.53	$2.22	$1.45

(d) Reclassifications

        Certain amounts for 2003 have been reclassified to conform to presentations adopted in 2004.

(2)    Subsequent Events

        On October 27, 2004, the Company closed a $900.0 million asset backed securitization.

        On October 25, 2004, the Company acquired $83.3 million of mortgage loans from the SAST 1999-1 and SAST 1999-4 securitizations pursuant to the clean-up call provision of the trusts.

        On October 26, 2004, the Company sold $12.8 million of delinquent mortgage loans and recognized a loss of $1.4 million.

        In October 2004, the Company purchased $1.7 billion in third party servicing rights for approximately $12.3 million.

(3)    Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, warrants, or restricted stock units. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options, dilutive stock warrants, and dilutive restricted stock units outstanding during the year. Computations of earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except share data)
Basic:
Net income	$38,285	$16,619	$75,425	$44,934
Weighted average common shares outstanding	31,525,467	28,600,073	29,636,813	28,476,073

Earnings per share	$1.21	$0.58	$2.54	$1.58

Diluted:
Net income	$38,285	$16,619	$75,425	$44,934
Weighted average common shares outstanding	31,525,467	28,600,073	29,636,813	28,476,073
Dilutive effect of stock options, warrants and
restricted stock units	2,039,626	1,712,394	2,426,976	1,370,184

Weighted average common shares outstanding -
diluted	33,565,093	30,312,467	32,063,789	29,846,257

Earnings per share	$1.14	$0.55	$2.35	$1.51

(4)    Mortgage Loan Portfolio

        Mortgage loans reflected on the Company’s condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 were comprised of the following:

	September 30, 2004	December 31, 2003
	(dollars in thousands)

Securitized mortgage loans - principal balance	$4,815,243	$4,078,468
Unsecuritized mortgage loans - principal balance	711,086	529,161
Premiums, net of discounts	71,652	53,066
Hedge basis adjustments	32,171	46,058
Deferred origination costs, net	12,014	9,374
Fair value adjustments	5,101	7,289

Total	$5,647,267	$4,723,416

        From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Mortgage loans sold:
Performing mortgage loans sold:
Non conforming first lien mortgages	$—	$—	$69,274	$—
Conforming first lien mortgages (1)	1,270	521	2,205	521
Second lien mortgages	42,312	39,656	94,584	62,310
Delinquent mortgage loans(2)	10,142	—	34,607	—

Total mortgage loans sold	53,724	40,177	200,670	62,831
Basis adjustments	579	940	1,496	1,819
Cash received	54,523	41,866	205,214	65,450

Gain on sale of mortgage
loans (2)(3)	$220	$749	$3,048	$800

(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.

(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.

(3)	Total gain on sale of mortgage assets of $924, $3,079 and $975 on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, respectively, includes the gain recognized on sale of other assets of approximately $175 thousand, $31 thousand and $175 thousand, respectively.

(5)    Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this evaluation.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Beginning balance	$34,032	$44,647	$43,369	$40,227
Provision for loan losses (1)	14,192	8,854	27,702	27,586
Charge-offs	(11,908)	(7,431)	(34,755)	(21,743)

Ending balance	$36,316	$46,070	$36,316	$46,070

(1)	Includes $(0.5) million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $(1.1) million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the Condensed Consolidated Statements of Operations.

(6) Mortgage Servicing Rights

        As of September 30, 2004, the fair value of the mortgage servicing rights in total was $112.4 million, compared to $46.8 million at December 31, 2003. The following table summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Balance, beginning of period	$44,698	$29,498	$41,255	$24,971
Purchased	37,489	5,375	52,315	14,073
Amortization	(5,139)	(1,915)	(11,872)	(5,336)
Temporary impairment	(1,358)	468	(6,008)	(282)
Permanent impairment	(755)	—	(755)	—

Balance, end of period	$74,935	$33,426	$74,935	$33,426

        The Company recognized a permanent impairment during the third quarter of 2004 because experienced prepayments on loans were significantly higher than the assumptions used to amortize the servicing rights. The following table summarizes the activity of our valuation allowance:

Valuation Allowance
(dollars in thousands)

Balance at January 1, 2004	$(687)
Temporary impairment	(6,763)
Permanent impairment	755

Balance at September 30, 2004	$(6,695)

        As of September 30, 2004, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
(dollars in thousands)

October 2004 through December 2004	$6,763
2005	24,563
2006	15,743
2007	10,753
2008	7,389
Thereafter	16,419

Total	$81,630

(7) Warehouse Financing, Securitization Financing and Note Payable

        A summary of the amounts outstanding under these agreements at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
	(dollars in thousands)

Debt Outstanding
Warehouse financing - loans and servicing advances	$188,419	$101,055
Repurchase agreements - loans	451,307	325,474
Repurchase agreements - mortgage bonds	1,054	1,440
Securitization financing - servicing advances	105,539	100,239
Securitization financing - loans and real estate owned	4,823,536	4,079,050
Securitization financing - net interest margin	24,162	58,086
Note payable	—	25,000

Total	$5,594,017	$4,690,344

The following table summarizes our contractual obligations at September 30, 2004:

As of September 30, 2004	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)

Warehouse financing facility - line of credit	$188,419	$188,419	$—	$—	$—
Warehouse financing facility - repurchase agreements	451,307	304,165	147,142	—	—
Repurchase agreements - bonds	1,054	—	1,054	—	—
Securitization financing - servicing advances (1)	105,539	32,999	37,424	13,849	21,267
Securitization financing - loans and real estate
owned (2)	4,823,536	1,543,474	1,707,777	602,920	969,365
Securitization financing - net interest margin (2)	24,162	23,182	980	—	—

Total contractual cash obligations	$5,594,017	$2,092,239	$1,894,377	$616,769	$990,632

(1)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Interest Expense
Warehouse financing	$1,099	$276	$2,309	$753
Repurchase agreements	2,354	1,592	5,676	4,067
Securitization financing	32,820	27,981	94,805	80,228
Notes payable	448	504	1,443	1,496
Other	1,212	790	2,912	2,253

Total	$37,933	$31,143	$107,145	$88,797

Weighted Average Cost of Funds
Warehouse financing	2.11%	1.42%	1.92%	1.31%
Repurchase agreements	2.35%	1.79%	2.01%	1.79%
Securitization financing	2.64%	2.79%	2.69%	2.80%
Notes payable	8.00%	8.00%	8.00%	8.00%

Total	2.72%	2.79%	2.72%	2.82%

        During the nine months ended September 30, 2004, the Company completed two securitizations of mortgage loans, totaling $2.3 billion in principal balances and $35.5 million in unamortized basis adjustments.

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. At September 30, 2004, the Company was in compliance with all its covenants under the respective borrowing agreements.

(8) Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At September 30, 2004 and December 31, 2003, the fair value of the Company’s derivatives totaled $6.2 million and $5.7 million, respectively. The derivative assets are held on the Condensed Consolidated Balance Sheet as part of Other Assets. As of September 30, 2004 and December 31, 2003, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $(13.0) million with a tax benefit of $5.3 million and $(7.7) million with a tax benefit of $3.0 million, respectively. Accumulated other comprehensive income (loss) related to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive income (loss) on earnings for the next twelve months is $2.5 million of expense, depending on future repayment of debt. Hedge ineffectiveness resulted in $105 thousand of expense and $16 thousand of income for the three months ended September 30, 2004 and 2003, respectively, and resulted in $114 thousand of expense and $486 thousand of expense for the nine months ended September 30, 2004 and 2003, respectively. These ineffective portions are included as part of Other (Expense) Income on the Condensed Consolidated Statement of Operations.

        At September 30, 2004 and December 31, 2003, the Company had $32.2 million and $46.3 million, respectively, of basis adjustments on mortgage loans related to previous fair value hedging activity. These basis adjustments are amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

(9) Stock Compensation Plans

        Stock Incentive Plan – Pursuant to the merger agreement in connection with the REIT conversion, the Company assumed the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the issuance of restricted common stock, stock appreciation rights, dividend equivalent rights, stock options, or unit awards based on the value of the Company’s common stock to eligible employees and other eligible participants. The maximum number of shares or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares.

        The Compensation Committee of the Board of Directors administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the type and number of awards, and to establish the vesting requirements as well as other features and conditions of each award.

        Effective September 13, 2004, upon shareholder approval of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units granted by Old Saxon vested. New Saxon assumed all outstanding options and warrants to acquire the Company’s common stock that were not exercised on or before September 24, 2004. In connection with the accelerated vesting of the options, the Company recorded compensation expense of $0.3 million for all options outstanding as of September 13, 2004.

        The following table summarizes the transactions relating to the Company’s stock options for the period ended September 30, 2004:

	Number of Options	Weighted Average Exercise Price

Options outstanding, December 31, 2003 (includes 2,295,000 options outstanding under the Stock Incentive Plan and 475,000
outstanding to the Company's non-employee board members)	2,770,000	$10.14
Options granted	—	—
Options exercised	2,726,500	$10.14
Options cancelled	32,500	$10.05

Options outstanding, September 30, 2004 (includes 11,000 options with a remaining contractual life of 7 years outstanding
under the Stock Incentive Plan)	11,000	$10.10

        Restricted Stock Units — On September 4, 2003, the Company granted 180,000 restricted stock units under the Company’s Stock Incentive Plan to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and the Company granted 60,000 restricted stock units to its non-employee directors. All 240,000 outstanding restricted stock units that were not previously vested were vested and the related shares were delivered following approval of the merger agreement required for the REIT conversion. Compensation expense related to the restricted stock units for the period ended September 30, 2004 was $3.9 million.

        Warrants — In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,192,000 have been exercised as of September 30, 2004.

(10) Income Taxes

        The Company recorded a $27.5 million tax benefit during the third quarter of 2004 relating to the structure and formation transactions with regards to the Company’s REIT conversion as outlined in the Company’s registration statement on Form S-11 declared effective by the SEC on September 20, 2004.  This benefit is comprised of a reversal of $5.6 million in net deferred tax liabilities, which will not result in taxable amounts in future years as a result of our conversion to REIT status, and $21.9 million relating to income earned in our qualified REIT subsidiary during 2004, that is now not subject to corporate taxation.  The $27.5 million tax benefit is offset by the third quarter 2004 tax expense of $8.5 million.

        The components of the provision for income taxes for the three and nine months ended September 30, 2004 and 2003 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Federal
Current	$(12,256)	$2,531	$9,982	$27,698
Deferred	(3,882)	6,721	(6,373)	(3,288)
State
Current	101	421	447	4,606
Deferred	(3,013)	1,194	(3,541)	(471)

Total income tax (benefit) expense	$(19,050)	$10,867	$515	$(28,545)

        The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
	($ in thousands)

Federal income tax expense at statutory rate	$6,759	$10,308	$26,603	$26,229
State income tax benefit) expense, net	(249)	587	(431)	2,225
Federal tax expense of state tax deduction	87	—	151	—
Impact of REIT conversion	(27,500)	—	(27,500)	—
Other expense (benefit), net	1,853	(29)	1,692	91

Total income tax (benefit) expense	$(19,050)	$10,866	$515	$28,545

        The income tax effects of temporary differences that give rise to the net deferred tax asset (liability) at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	($ in thousands)

Deferred tax asset:
Tax gain on sale of loans	$—	$33,111
Amortization of intangibles	9,544	8,177
Deferred revenue	—	129
Hedging transactions	5,382	—
Mark to market adjustment	3,207	—
Original issue discount	—	730
Accumulated other comprehensive income	—	3,500

Total deferred tax asset	$18,133	$45,647

	September 30, 2004	December 31, 2003
	($ in thousands)

Deferred tax liability:
Deferred revenue	$(1,200)	$—
Allowance for loan loss	(203)	(617)
Depreciation	(1,531)	(175)
Hedging transactions	—	(42,166)
Accumulated other comprehensive income	(5,268)	—
Other	(924)	(3,596)

Total deferred tax liability	$(9,126)	$(46,554)

Net deferred tax asset (liability)	$9,007	$(907)

        As a result of the conversion to REIT status, federal income taxes on the income of Saxon REIT are payable directly by its shareholders pursuant to the Internal Revenue Code. Accordingly, no provision for federal or state income tax has been included in the Company’s financial statements with respect to such taxable income. The difference between the federal tax and book basis of Saxon REIT’s assets and liabilities is a net taxable temporary difference of $9.0 million at September 30, 2004 (consisting of tax-deductible temporary differences of $13.6 million and taxable temporary differences of $4.6 million).

        The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its deferred tax assets.

(11) Commitments and Contingencies

        Mortgage Loans

        At September 30, 2004 and December 31, 2003, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $265.5 million and $144.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $0.8 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of September 30, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. At September 30, 2004 those subsidiaries neither had nor expect to incur any material obligation to remove any such loans, or to provide any such indemnification.

        Mortgage Servicing Rights

        The Company anticipates purchasing third party servicing rights for an additional $4.7 billion of mortgage loans during the fourth quarter of 2004, of which $1.7 billion were purchased in October 2004 for approximately $12.3 million.

        Legal Matters

        Because the business of the Company’s subsidiaries involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company and its subsidiaries are subject, in the normal course of business, to various legal proceedings. The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

(12) Segments

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The mortgage loan operations segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its 25 branch offices. The mortgage loan operations segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment.

        The mortgage loan operations segment collects revenues, such as origination and underwriting fees and other certain nonrefundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment.

        Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	Three Months Ended September 30, 2004
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing	Eliminations	Total
	(dollars in thousands)
Interest income	$89,112	$10,545	$—	$—	$99,657
Interest expense	(34,366)	(3,454)	(113)	—	(37,933)

Net interest income	54,746	7,091	(113)	—	61,724
Provision for mortgage loan
losses	(13,660)	(1,070)	—	—	(14,730)

Net interest income after
provision for mortgage
loan losses	41,086	6,021	(113)	—	46,994
Servicing income, net of
amortization and impairment	—	—	11,431	(3,060)	8,371
Gain on sale of mortgage assets	2,454	9,739	(1,791)	(10,182)	220

Total net revenues	43,540	15,760	9,527	(13,242)	55,585
Operating expenses	(6,870)	(30,634)	(9,008)	11,146	(35,366)
Other income (expense)	(787)	6,701	(192)	(6,700)	(978)

Income (loss) before taxes	35,883	(8,173)	327	(8,796)	19,241
Income tax (expense) benefit	25,595	(4,294)	1,868	(4,125)	19,044

Net income (loss)	$61,478	$(12,467)	$2,195	$(12,921)	$38,285

	Three Months Ended September 30, 2003
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing	Eliminations	Total
	(dollars in thousands)
Interest income	$75,958	$9,528	$3	$—	$85,489
Interest expense	(28,661)	(1,832)	(650)	—	(31,143)

Net interest income	47,297	7,696	(647)	—	54,346
Provision for mortgage loan losses	(8,417)	(100)	—	—	(8,517)

Net interest income after
provision for mortgage
loan losses	38,880	7,596	(647)	—	45,829
Servicing income, net of
amortization and impairment	—	—	10,455	(2,461)	7,994
Gain on sale of mortgage assets	(505)	26,094	1,061	(25,726)	924

Total net revenues	38,375	33,690	10,869	(28,187)	54,747
Operating expenses	(4,918)	(25,026)	(6,137)	8,781	(27,300)
Other income (expense)	232	(14,406)	(491)	14,705	40

Income (loss) before taxes	33,689	(5,742)	4,241	(4,701)	27,487
Income tax (expense) benefit	(13,343)	2,271	(1,681)	1,885	(10,868)

Net income (loss)	$20,346	$(3,471)	$2,560	$(2,816)	$16,619

	Nine Months Ended September 30, 2004
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing	Eliminations	Total
	(dollars in thousands)
Interest income	$257,863	$31,833	$11	$—	$289,707
Interest expense	(97,270)	(7,986)	(1,889)	—	(107,145)

Net interest income	160,593	23,847	(1,878)	—	182,562
Provision for mortgage loan losses	(26,390)	(2,378)	—	—	(28,768)

Net interest income after
provision for mortgage
loan losses	134,203	21,469	(1,878)	—	153,794
Servicing income, net of
amortization and impairment	—	—	30,084	(9,890)	20,194
Gain on sale of mortgage assets	—	27,569	2,339	(26,829)	3,079

Total net revenues	134,203	49,038	30,545	(36,719)	177,067
Operating expenses	(19,564)	(88,674)	(24,008)	34,487	(97,759)
Other income (expense)	(2,836)	18,694	(703)	(18,523)	(3,368)

Income (loss) before taxes	111,803	(20,942)	5,834	(20,755)	75,940
Income tax (expense) benefit	(596)	112	(31)	—	(515)

Net income (loss)	$111,207	$(20,830)	$5,803	$(20,755)	$75,425

	Nine Months Ended September 30, 2003
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing	Eliminations	Total
	(dollars in thousands)
Interest income	$219,613	$24,697	$11	—	$244,321
Interest expense	(82,048)	(4,778)	(1,971)	—	(88,797)

Net interest income	137,565	19,919	(1,960)	—	155,524
Provision for mortgage loan losses	(26,086)	(722)	—	—	(26,808)

Net interest income after
provision for mortgage
loan losses	111,479	19,197	(1,960)	—	128,716
Servicing income, net of
amortization and impairment	—	—	30,693	(6,917)	23,776
Gain on sale of mortgage assets	(1,231)	25,462	2,470	(25,726)	975

Total net revenues	110,248	44,659	31,203	(32,643)	153,467
Operating expenses	(13,099)	(74,162)	(17,816)	26,184	(78,893)
Other income (expense)	(1,295)	13,963	(960)	(12,803)	(1,095)

Income (loss) before taxes	95,854	(15,540)	12,427	(19,262)	73,479
Income tax (expense) benefit	(37,236)	6,037	(4,828)	7,482	(28,545)

Net income (loss)	$58,618	($ 9,503)	$7,599	($ 11,780)	$44,934

	September 30, 2004	December 31, 2003

Segment Assets:
Portfolio	$5,794,774	$4,833,785
Servicing	186,355	139,843

Total segment assets	$5,981,129	$4,973,628

Corporate assets	339,667	85,204

Total assets	$6,320,796	$5,058,832

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K, as amended for the year ended December 31, 2003, or the 2003 Form 10-K, filed with the Securities and Exchange Commission, or the SEC. Certain information contained in this Report constitutes forward-looking statements under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Report, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:

  changes in overall economic conditions or unanticipated changes in interest rates;
  our ability to successfully implement our growth strategy;
  greater than expected declines in consumer demand for residential mortgages, particularly non-conforming loans.
  our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;
  continued availability of financing facilities and access to the securitization markets or other funding sources;
  deterioration in the credit quality of our loan portfolio and those of others serviced by us;
  lack of access to the capital markets for additional funding;
  challenges in successfully expanding our servicing platform and technological capabilities;
  changes to the rating of our servicing operation;
  difficulty in satisfying complex rules in order for us to qualify as a real estate investment trust, or REIT, for federal income tax purposes;
  the ability of certain of our subsidiaries to qualify as qualified REIT subsidiaries for federal income tax purposes;
  our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;
  changes in federal income tax laws and regulations applicable to REITs;
  increased servicing termination trigger events;
  future litigation developments; and
  increased competitive conditions or changes in the legal and regulatory environment in our industry.

        These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

        The following sets forth the table of contents for Management’s Discussion and Analysis.

Executive Summary

Industry Overview

        According to the Mortgage Bankers Association of America’s, or MBAA, website as of April 14, 2004, lenders in the United States originated $3.8 trillion in single-family mortgage loans in 2003. Approximately 66% of the loan originations in 2003 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates during 2003. As of October 19, 2004, lenders in the United States are expected to originate approximately $2.7 trillion in single-family mortgage loans in 2004. We believe that the projected decline is largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates; thus, we do not expect the same level of decline in the non-conforming market, as discussed in “Mortgage Loan Portfolio by Borrower Purpose.”

Company Overview

        We are in the business of originating, securitizing, and servicing non-conforming mortgage loans, including sub-prime residential mortgage loans. We operate through three business segments. These segments are:

  Portfolio Management, or our portfolio segment;
  Mortgage Loan Servicing, or our servicing segment;
  Mortgage Loan Operations, or our mortgage loan production segment;

        Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, retail, and correspondent channels. Our qualified REIT subsidiaries and our taxable REIT subsidiaries earn our revenues from the interest income from those mortgages through our portfolio segment and from servicing loans for other companies through our servicing segment. Our qualified REIT subsidiaries and our taxable REIT subsidiaries pay interest to finance our mortgage loan portfolio and incur general and administrative expenses to operate our business. Our qualified REIT subsidiaries and our taxable REIT subsidiaries maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. When our qualified REIT subsidiaries securitize our mortgage loans, they structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet. We fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans.

        In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we originate, but also result in growth in our mortgage loan portfolio. Decreases also lead to increases in loan prepayments, which result in increases in prepayment penalty income, but decrease servicing income. In addition, decreases in interest rates reduce our cost to borrow, but because loan originations tend to rise during periods of decreased interest rates, generally lead to increases in our borrowings.

        Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we originate. Increases in interest rates also lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow, but because loan originations tend to decline during periods of increased interest rates, generally lead to decreases in our borrowings.

        In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches we open and operate, the number of sales representatives we employ, the volume of third party servicing we acquire, and the cost of being a public company. As our loan production and loan portfolio increase we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs that would be incurred. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by Sarbanes-Oxley, the SEC and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses.

        For the three months ended September 30, 2004 and 2003, through our taxable REIT subsidiaries we originated, purchased, or called approximately $999.6 million and $704.2 million, respectively, and securitized approximately $1.2 billion and $800.0 million of residential mortgage loans, respectively. For the nine months ended September 30, 2004 and 2003, through our taxable REIT subsidiaries we originated, purchased, or called approximately $2.7 billion and $2.2 billion, respectively, and securitized approximately $2.3 billion and $2.5 billion of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party.

        We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to September 30, 2004, we securitized approximately $16.5 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our condensed consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Description of Other Data

        In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations. Descriptions of these financial measures are set forth below.

        Net Interest Margin. Net interest margin is calculated as the difference between our interest income and interest expense divided by our average interest-earning assets. Average interest-earning assets are calculated using a daily average balance over the time period indicated.

        Reconciliation of trust losses and charge-offs. We present a reconciliation of securitization trust losses and charge-offs because management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to evaluate losses on a trust level and the information is provided on a monthly basis to the investors in each securitization. However, these losses are recorded as charge-offs in our condensed consolidated financial statements. GAAP requires losses to be recognized immediately upon a loan being transferred to REO, whereas a trust does not recognize a loss on REO until the loan is sold. This causes a timing difference between charge-offs and trust losses. In addition, the trust losses exclude losses resulting from delinquent loan sales.

        Working capital. It is common business practice to define working capital as current assets less current liabilities. We do not have a classified balance sheet and therefore calculate our working capital using our own internally defined formula, which is generally calculated as unrestricted cash and investments as well as unencumbered assets that can be pledged against existing committed facilities and converted to cash in five days or less.

        Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2003 Form 10-K.

Third Quarter 2004 Events and Outlook

        REIT Conversion

        On September 24, 2004, we completed our conversion to a REIT. The merger had no effect on the condensed consolidated financial statements, as this was a merger of companies under common control. The condensed consolidated statements of operations, shareholders’ equity, and cash flows for the nine months ended September 30, 2004 include six days’ of operations under this new structure. Use of the terms “we” or “our” in this section shall be deemed to refer to or include our applicable subsidiaries.

        Pursuant to the merger agreement, Saxon Capital, Inc., or Old Saxon merged with and into Saxon Capital Holdings, Inc., a wholly-owned subsidiary of Saxon REIT, Inc., or New Saxon, an entity formed for the purpose of effecting the REIT conversion, and New Saxon succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.” At the effective time of the merger, each outstanding share of Old Saxon common stock was converted into the right to receive one share of New Saxon common stock and a cash payment of $4.00. Our common stock trades on Nasdaq under the symbol “SAXN.” New Saxon issued 17.0 million shares of its common stock in a public offering, resulting in $386.8 million in gross proceeds, which was partly used to pay the cash portion of the merger consideration.

        We will apply REIT rules for federal income tax and accounting purposes beginning as of the effective time of the merger. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. Generally, we will not be subject to federal income tax at the corporate level to the extent we distribute 90% of our taxable income to our shareholders and comply with certain other requirements. Our strategy is to accumulate in our qualified REIT subsidiaries a portfolio of non-conforming mortgage loans that we originate in our qualified REIT subsidiaries or taxable REIT subsidiaries to produce stable net interest income and dividends to our shareholders. We also sell loans in our taxable REIT subsidiaries and to generate origination fees and servicing income in those subsidiaries, enabling us to increase our capital by retaining the after tax income in those subsidiaries, subject to the limitations imposed by REIT tax rules.

        Our principal elements of revenues are interest income generated from our portfolio of non-conforming mortgage loans in our qualified REIT subsidiaries. Additional components of revenues are gains on sale from the sale of loans, servicing income, and loan origination fees, all generated at our taxable REIT subsidiaries. Our primary components of expenses are expected to be interest expense on our warehouse lines and repurchase facilities and securitizations and general and administrative expenses and payroll and related expenses arising from our origination and servicing businesses. With the exception of the impact of taxes and dividends following the REIT conversion, we expect that our historical results of operations will be comparable to our results of operations following the REIT conversion.

        We expect to experience increased costs primarily related to additional staffing to ensure compliance with REIT qualification rules in connection with the REIT conversion in 2004. However, we expect the benefits of the conversion will compensate for such increased costs.

        Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

        Revenue Growth and Increased Expenses

        In the remainder of 2004 and in 2005, we expect market interest rates to rise. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit quality characteristics of our mortgage loan production for 2004 and 2005 may be lower than we experienced in 2003. As a result, we expect to earn higher interest rates on the loans we originate in the remainder of 2004 and 2005 than the interest rates earned on loans we originated in 2003; however, we may also experience more delinquencies and defaults, the risk of which is typically greater with lower credit quality loans over time.

        In addition, we intend to continue to grow our mortgage loan portfolio and servicing portfolio, which will produce higher levels of net interest income, increase our provision for mortgage loan losses, and produce higher levels of servicing income. With our expected increase in our mortgage loan portfolio and servicing portfolio in the remainder of 2004 and 2005, we expect to incur higher levels of payroll and related expenses and general and administrative expenses compared to 2003.

Critical Accounting Estimates

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

        Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

  accounting for net interest income;
  allowance for loan loss;
  mortgage servicing rights;
  accounting for hedging activities;
  deferral of direct loan origination fees and costs; and
  accounting for income taxes.

Accounting for Net Interest Income

        Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms required by each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay faster than originally projected, GAAP requires us to write down the remaining capitalized yield adjustments at a faster speed than was originally projected, which would decrease our current net interest income.

        Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging using the interest method.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2004 and 2005 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 33 percent over twelve months. Actual prepayment penalty income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

Allowance for Loan Loss

        The allowance for loan loss is established through the provision for mortgage loan losses, which is charged to earnings on a monthly basis. The accounting estimate of the allowance for loan loss is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan loss and our results of operations. The assumptions used by management regarding these key estimates are highly uncertain and involve a great deal of judgment.

        Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights

        The valuation of mortgage servicing rights, or MSRs, requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affect the fair value and the rate of amortization of MSRs. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity.

        The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net servicing income. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtain quarterly independent valuations for our MSRs on a one-month lag basis.

        Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs, and would be recorded in our consolidated statements of operations.

Accounting for Hedging Activities

        We incorporate the use of derivative instruments to manage certain risks. We have qualified for hedge accounting treatment for all of our derivative instruments, which are accounted for as cash flow hedges. To qualify, on the date a derivative instrument agreement is entered into, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be paid related to a recognized liability. To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected and have demonstrated to be highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our bonds issued in a securitization transaction is also based on one-month LIBOR. Therefore, we consider the swaps to be an effective hedge against interest rate risk if they satisfy the documentation and correlation criteria. Likewise, when we use options as a hedge, such as caps and floors, they also are considered to be effective hedges because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, the correlation calculation is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated. The difference between a 100% correlation result and our actual correlation percentage is used to calculate the ineffective portion related to the Eurodollar futures; which is recorded as income or expense in the Statement of Operations.

Deferral of Direct Loan Origination Fees and Costs

        We collect certain nonrefundable fees associated with our loan origination activities. In addition, we incur certain direct loan origination costs in connection with these activities. The net of such amounts is recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting estimate with respect to accounting for net interest income.

        The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the nine months ended September 30, 2004 as defined within GAAP. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent originations are not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of September 30, 2004, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

        We intend to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, effective as of the conversion date. Accordingly, from the date of the conversion forward, we will not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stockownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

        For further information on our critical accounting estimates, refer to our 2003 Form 10-K for the year ended December 31, 2003.

Consolidated Results

Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Overview. Net income increased $21.7 million, or 131%, to $38.3 million for the three months ended September 30, 2004, from $16.6 million for the three months ended September 30, 2003. The increase was primarily the result of an increase in our income tax benefit for the third quarter of 2004 and increased net interest income due to growth in our mortgage loan portfolio, partially offset by an increase in total operating expenses and provision for mortgage loan losses, Net income increased $30.5 million, or 68%, to $75.4 million for the nine months ended September 30, 2004, from $44.9 million for the nine months ended September 30, 2003. The increase was primarily the result of a decrease in our income tax expense and an increase in our net interest income. This increase was partially offset by a decrease in servicing income, net of amortization and impairment, and an increase in total operating expenses during the nine months ended September 30, 2004. Due to the higher rated credit quality mix, we continue to see lower weighted average coupons on our mortgage loan portfolio and we continue to experience lower delinquencies in the 2002 and 2003 portfolios compared to the 2001 portfolio. In addition, marketplace perception that interest rates would increase in the near future caused higher refinance activity, which generated higher prepayment penalty income during the first nine months of 2004 compared to the first nine months of 2003. To the extent interest rates continue to rise in the remainder of 2004 and in 2005, we would expect an increase in the interest rates we charge on the mortgage loans we originate, decreases in our loan prepayments, and increases in our servicing income. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit quality characteristics of our mortgage loan production may be lower than we experienced in 2003. As a result, we expect to charge higher interest rates on the loans we originate in the remainder of 2004 and in 2005 than the interest rates earned on loans we originated in 2003; however, we may also experience more delinquencies and defaults over time, the risk typically associated with lower credit quality loans.

        Total Net Revenues. Total net revenues increased $0.9 million, or 2%, to $55.6 million for the three months ended September 30, 2004, from $54.7 million for the three months ended September 30, 2003. Total net revenues increased $23.6 million, or 15%, to $177.1 million for the nine months ended September 30, 2004, from $153.5 million for the nine months ended September 30, 2003. Our increase in total net revenues was due to an increase in total net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio and increase in prepayment penalty income, partially offset by a decrease in servicing income, net of amortization and impairment, for the nine months ended September 30, 2004, resulting from an increase in impairment of our MSRs recorded during the first nine months of 2004.

        Payroll and Related Expenses. Payroll and related expenses increased $4.9 million, or 33%, to $19.7 million for the three months ended September 30, 2004, from $14.8 million for the three months ended September 30, 2003. Payroll and related expenses increased $10.4 million, or 24%, to $52.9 million for the nine months ended September 30, 2004, from $42.5 million for the nine months ended September 30, 2003. Specifically:

  Severance expense increased $1.5 million, or 375%, to $1.9 million for the nine months ended September 30, 2004, from $0.4 million for the nine months ended September 30, 2003. The severance expense increase is due to the resignation of our President/Chief Operating Officer in June 2004 and the associated provisions contained in his employment agreement relating thereto;
  Executive compensation plan expense increased to $3.6 million and $4.9 million for the three and nine months ended September 30, 2004, respectively, from $0.1 million for both the three and nine months ended September 30, 2003 primarily due to vesting of all restricted stock units as a result of the REIT conversion;
  Salary expense increased $3.1 million, or 10%, to $35.3 million for the nine months ended September 30, 2004, from $32.2 million for the nine months ended September 30, 2003, primarily because we employed 1,231 predominantly full time employees as of September 30, 2004, compared to 1,150 as of September 30, 2003. This increase in employees is due primarily to increased staffing for expected third and fourth quarter 2004 servicing portfolio growth. The increase in salary expense was also attributed to normal merit increases granted each year;
  Bonus expense increased $0.4 million, or 29%, to $1.8 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003. Bonus expense increased $1.7 million, or 39%, to $6.1 million for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003;
  Commission expense increased $2.3 million, or 52%, to $6.7 million for the three months ended September 30, 2004 from $4.4 million for the three months ended September 30, 2003. Commission expense increased $4.1 million, or 29%, to $18.0 million for the nine months ended September 30, 2004 from $13.9 million for the nine months ended September 30, 2003. These increases were due primarily to increased mortgage loan production during the three and nine months ended September 30, 2004;
  Deferred payroll and related expenses, as they related to direct loan origination costs, increased $1.8 million, or 29%, to $8.1 million for the three months ended September 30, 2004, from $6.3 million for the three months ended September 30, 2003. Deferred payroll and related expenses, as they related to direct loan origination costs, increased $5.3 million, or 27%, to $24.6 million for the nine months ended September 30, 2004, from $19.3 million for the nine months ended September 30, 2003. These increases were due primarily to an increase in mortgage loan production during the three and nine months ended September 30, 2004.

        We expect payroll and related expenses to continue to increase as we continue to grow our staffing to support further loan production growth, third party servicing acquisitions, and to ensure compliance with REIT qualification rules.

        General and Administrative Expenses. General and administrative expenses increased $2.9 million, or 25%, to $14.3 million for the three months ended September 30, 2004, from $11.4 million for the three months ended September 30, 2003. General and administrative expenses increased $6.5 million, or 19%, to $40.4 million for the nine months ended September 30, 2004, from $33.9 million for the nine months ended September 30, 2003. The following factors contributed to the increase in general and administrative expenses:

  a $0.4 million increase and a $1.2 million increase for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003, respectively, in insurance expense relating to increases in our directors’ and officers’ liability insurance;
  a $0.7 million increase and a $1.0 million increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively, in advertising expenses;
  a $0.1 million increase and a $0.4 million increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively in appraisal and credit report expenses, primarily due to higher originations;
  a $0.2 million increase and a $0.5 million increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively, in temporary office assistance;
  a $0.2 million increase and a $0.7 million increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively, in maintenance agreement expense; and
  a $0.8 million increase and a $1.9 million increase for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively, in increased consulting, legal, and auditing services relating to Sarbanes-Oxley and SEC requirements.

        Income Tax Benefit. We recorded a $27.5 million tax benefit during the third quarter of 2004 relating to the structure and formation transactions with regards to our REIT conversion as outlined in our registration statement on Form S-11 dated September 20, 2004.  This benefit is comprised of a reversal of $5.6 million in net deferred tax liabilities, which will not result in taxable amounts in future years as a result of our conversion to REIT status, and $21.9 million relating to income earned in our qualified REIT subsidiary during 2004, that is now not subject to corporate taxation.  The $27.5 million tax benefit is offset by the third quarter 2004 tax expense of $8.5 million. We expect a significant decrease in our future tax expense related to the REIT conversion if we continue to satisfy the requirements for taxation as a REIT going forward.

Business Segment Results

        We operate our business through three core business segments, portfolio, servicing, and mortgage loan production. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, to produce net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, correspondent lenders, and directly to borrowers through our 25 branch offices. The mortgage loan operations segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment.

        The mortgage loan operations segment collects revenues, such as origination and underwriting fees and certain other non-refundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment.

        In this section, we discuss performance and results of our business segments for the three and nine months ended September 30, 2004 and 2003.

        Portfolio Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Net revenues
Interest income	$89,112	$75,958	$257,863	$219,613
Interest expense	(34,366)	(28,661)	(97,270)	(82,048)

Net interest income	54,746	47,297	160,593	137,565
Provision for mortgage loan losses	(13,660)	(8,417)	(26,390)	(26,086)
Net interest income after provision for mortgage
loan losses	41,086	38,880	134,203	111,479
Gain (loss) on sale of mortgage assets	2,454	(505)	—	(1,231)

Total net revenues	$43,540	$38,375	$134,203	$110,248

        We evaluate the performance of our portfolio segment based on total net revenues. The following discussion highlights changes in our portfolio segment.

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Interest Income. Interest income increased $14.2 million, or 17%, to $99.7 million for the three months ended September 30, 2004, from $85.5 million for the three months ended September 30, 2003. Interest income increased $45.4 million, or 19%, to $289.7 million for the nine months ended September 30, 2004, from $244.3 million for the nine months ended September 30, 2003. The increase in interest income was due primarily to: (1) an increase in gross interest income from growth in our mortgage loan portfolio, partially offset by the impact of lower interest rates; (2) an increase in prepayment penalty income resulting from an increase in the prepayments of mortgages held in our owned portfolio; and (3) a decrease in the amortization of fair value hedges. These increases were partially offset by an increase in amortization of yield adjustments for the nine months ended September 30, 2004. As shown in the table below, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, our interest income increased $16.0 million and $49.2 million, respectively, due to an increase in the size of our mortgage loan portfolio, partially offset by decreases of $2.6 million and $9.7 million, respectively, as a result of declining interest rates on our mortgage loan portfolio.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)

Securitized loans	$(1,209)	$12,656	$11,447	$(5,926)	$38,985	$33,059
Warehouse loans	(903)	3,462	2,559	(2,075)	10,753	8,678
Mortgage bonds	(478)	(140)	(618)	(1,716)	(528)	(2,244)
Other	—	20	20	—	19	19

Total	$(2,590)	$15,998	$13,408	$(9,717)	$49,229	$39,512

Prepayment penalty income	—	—	760	—	—	5,874

			$14,168			$45,386

        The increase in interest income correlates to the growth of our mortgage loan portfolio. The mortgage loan portfolio increased $1.0 billion, or 22%, to $5.6 billion at September 30, 2004, from $4.6 billion at September 30, 2003. However, this growth was offset partially by the 80 and 67 basis point decrease in the gross weighted-average coupon rate due to the increase in the credit grade of our mortgage loan portfolio and the liquidation of higher weighted average coupon collateral. Our weighted-average credit score increased to 617 at September 30, 2004, from 608 at September 30, 2003. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in the remainder of 2004 and in 2005 if we originate or purchase lower credit quality loans that typically yield higher interest. See “Mortgage Loan Portfolio.”

        Prepayment penalty income increased $0.7 million, or 8%, to $9.3 million for the three months ended September 30, 2004, from $8.6 million for the three months ended September 30, 2003. Prepayment penalty income increased $5.8 million, or 27%, to $27.0 million for the nine months ended September 30, 2004, from $21.2 million for the nine months ended September 30, 2003. The marketplace perception that interest rates would begin to rise in the near future appears to have contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase as interest rates are expected to increase. We expect that prepayment penalty income may decrease in the fourth quarter of 2004 if prepayments slow; however, we also expect to generate higher interest income on loans we originate during a rising interest rate environment to offset this decline. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments also could reduce our prepayment penalty income in future periods.

        Amortization expense of yield adjustments decreased $1.4 million, or 21%, to $5.2 million for the three months ended September 30, 2004, from $6.6 million for the three months ended September 30, 2003. This decrease was attributable to slower expected future prepayment speeds. Amortization expense of yield adjustments increased $0.9 million, or 5.1%, to $18.4 million for the nine months ended September 30, 2004, from $17.5 million for the nine months ended September 30, 2003. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003 and during the first nine months of 2004, which increased due to the origination and purchase of more mortgage loans. We expect that the amortization of yield adjustments will continue to increase in the future due to our anticipated mortgage loan portfolio growth, and that generally our amortization of yield adjustments should increase as our interest income increases. We also expect our amortization of yield adjustments to fluctuate as prepayment speeds fluctuate in the future.

        The amortization expense of fair value hedges decreased $3.7 million, or 55%, to $3.0 million for the three months ended September 30, 2004, from $6.7 million for the three months ended September 30, 2003. The amortization expense of fair value hedges decreased $6.0 million, or 30%, to $13.9 million for the nine months ended September 30, 2004, from $19.9 million for the nine months ended September 30, 2003. The amortization of fair value hedges should decline in future years as the existing balance of $32.2 million at September 30, 2004 continues to decrease. We do not expect to use fair value hedges in the future, as we now use cash flow hedging for all hedging transactions.

        The following table presents the average yield on our interest-earning assets for the three and nine months ended September 30, 2004 and 2003, respectively.

Interest Income Yield Analysis For the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(dollars in thousands)

Gross	$5,332,503	$98,572	7.39%	$4,395,113	$90,184	8.21%
Add prepayment penalty income	—	9,326	0.70%	—	8,566	0.78%
Less amortization of yield adjustments(1)	—	(5,202)	(0.39)%	—	(6,586)	(0.60)%
Less amortization of fair value hedges	—	(3,039)	(0.22)%	—	(6,675)	(0.61)%

Total interest-earning assets	$5,332,503	$99,657	7.48%	$4,395,113	$85,489	7.78%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(dollars in thousands)

Gross	$5,015,067	$295,012	7.84%	$4,077,821	$260,655	8.52%
Add prepayment penalty income	—	27,029	0.72%	—	21,155	0.69%
Less amortization of yield adjustments (1)	—	(18,447)	(0.49)%	—	(17,545)	(0.57)%
Less amortization of fair value hedges	—	(13,887)	(0.37)%	—	(19,944)	(0.65)%

Total interest-earning assets	$5,015,067	$289,707	7.70%	$4,077,821	$244,321	7.99%

(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

        Interest Expense. Interest expense increased $6.8 million, or 22%, to $37.9 million for the three months ended September 30, 2004, from $31.1 million for the three months ended September 30, 2003. Interest expense increased $18.3 million, or 21%, to $107.1 million for the nine months ended September 30, 2004, from $88.8 million for the nine months ended September 30, 2003. The table below presents the total change in interest expense from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004, and the amount of the total change that is attributable to declining interest rates and an increase in our outstanding debt related to an increase in our loan production. As shown in the table below, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, our interest expense decreased $0.9 million and $2.7 million, respectively, as a result of declining interest rates on certain of our interest bearing liabilities and increased $7.7 million and $21.0 million, respectively, due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)

Securitization financing	$(1,536)	$6,375	$4,839	$(3,211)	$17,788	$14,577
Warehouse financing:
Lines of credit	27	862	889	(10)	1,541	1,531
Repurchase agreements	568	194	762	550	1,059	1,609
Other	4	296	300	6	625	631

Total	$(937)	$7,727	$6,790	$(2,665)	$21,013	$18,348

        As seen in the table below, the increase in interest expense was primarily related to an increase in the average balance of borrowings of $1.1 billion, or 24%, to $5.6 billion for the three months ended September 30, 2004, from $4.5 billion for the three months ended September 30, 2003, and an increase in the average balance of borrowings of $1.1 billion, or 26%, to $5.3 billion for the nine months ended September 30, 2004, from $4.2 billion for the nine months ended September 30, 2003 as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of yield adjustments for the three and nine months ended September 30, 2004, as well as a decrease in the average yield on certain interest-bearing liabilities. The accretion of yield adjustments decreased $4.2 million, or 47%, to $4.8 million for the three months ended September 30, 2004, from $9.0 million for the three months ended September 30, 2003. The accretion of yield adjustments decreased $5.2 million, or 21%, to $19.8 million for the nine months ended September 30, 2004, from $25.0 million for the nine months ended September 30, 2003. This was due to increased amortization of bond issuance costs as a result of issuing more bonds. We expect a decrease in our future interest expense as a result of the retirement of our note payable in the third quarter of 2004. We also expect our interest expense to be lower in the short-term due to the use of our capital raise proceeds to pay down our warehouse debt in the fourth quarter of 2004.

        The table below presents the average yield on our interest-bearing liabilities for the three and nine months ended September 30, 2004 and 2003, respectively.

Interest Expense Yield Analysis For the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	(dollars in thousands)

Warehouse financing	$204,261	$1,384	2.65%	$76,869	$495	2.55%
Less compensating balance credits (1)	—	(285)	(0.54)%	—	(219)	(1.13)%

Net warehouse financing	204,261	1,099	2.11%	76,869	276	1.42%

Repurchase agreements	392,017	2,354	2.35%	352,316	1,592	1.79%
Securitization financing:
Gross	4,967,371	39,475	3.18%	4,012,127	35,731	3.56%
Less net accretion of yield adjustments(2)	—	(4,849)	(0.39)%	—	(8,970)	(0.89)%
Add amortization (accretion) of cash
flow hedges	—	(1,806)	(0.15)%	—	1,220	0.12%

Net securitization financing:	4.967,371	32,820	2.64%	4,012,127	27,981	2.79%

Notes payable	22,043	448	8.00%	25,000	504	8.00%
Other expenses	—	1,212	—	—	790	—

Total interest-bearing liabilities	$5,585,692	$37,933	2.72%	$4,466,312	$31,143	2.79%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	(dollars in thousands)

Warehouse financing	$158,219	$2,958	2.46%	$75,787	$1,427	2.48%
Less compensating balance credits (1)	—	(649)	(0.54)%	—	(674)	(1.17)%

Net warehouse financing	158,219	2,309	1.92%	75,787	753	1.31%

Repurchase agreements	371,511	5,676	2.01%	299,467	4,067	1.79%
Securitization financing:
Gross	4,700,391	116,350	3.30%	3,823,568	104,139	3.63%
Less accretion of yield adjustments (2)	—	(19,769)	(0.56)%	—	(25,042)	(0.87)%
Add amortization (accretion) of cash
flow hedges	—	(1,776)	(0.05)%	—	1,131	0.04%

Net securitization financing:	4,700,391	94,805	2.69%	3,823,568	80,228	2.80%

Notes payable	24,014	1,443	8.00%	25,000	1,496	8.00%
Other expenses	—	2,912	—	—	2,253	—

Total interest-bearing liabilities	$5,254,135	$107,145	2.72%	$4,223,822	$88,797	2.82%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

        Net Interest Margin. Our net interest margin decreased to 4.6% for the three months ended September 30, 2004, from 4.9% for the three months ended September 30, 2003. Our net interest margin decreased to 4.9% for the nine months ended September 30, 2004, from 5.1% for the nine months ended September 30, 2003. The decline in our net interest margin was primarily attributable to an increase in the cost of our short-term borrowings, as well as our shift in credit mix to loans with lower weighted average coupons and prepayment of higher coupon loans. We anticipate that net interest margin may continue to decline, as our current production may not offset the increased liquidation of higher coupon loans.

        Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $6.2 million, or 73%, to $14.7 million for the three months ended September 30, 2004, from $8.5 million for the three months ended September 30, 2003. Provision for mortgage loan losses increased $2.0 million, or 7%, to $28.8 million for the nine months ended September 30, 2004, from $26.8 million for the nine months ended September 30, 2003. The increase in the provision for the three and nine months ended September 30, 2004 was primarily attributable to an increase in delinquencies and charge-offs during the quarter as the portfolio continues to age. We expect that our future provisions for mortgage loan losses may increase related to delinquent loan balances increasing in the future primarily as a result of the continued aging and growth of our mortgage loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the nine months ended September 30, 2004 and 2003.

        We saw a slight increase in delinquency rates and loan loss experience in our owned servicing portfolio in the third quarter of 2004 compared to the third quarter of 2003 by year of origination, or vintage, due to the aging and growth of the portfolio. However, relative to past production, measured as a percentage of the original balance, 2002, 2003, and 2004 delinquency rates are the lowest we have experienced since 1996. We believe this is the result of the credit mix of production we have originated or purchased. Loans with higher credit scores typically have lower frequency of foreclosure and loss, and our weighted average median credit score rose to 623 for the nine months ended September 30, 2004, from 617 for the nine months ended September 30, 2003. The chart below shows our cumulative losses by vintage.

        Also by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing an increase in overall losses. This is expected as the portfolio seasons and more foreclosure events occur. However, losses on higher credit production, primarily 2002 and 2003 production, are lower than for 2001 production as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. Loss severities have been increasing as well. This is also expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase.

        The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio.

Delinquency and Loss Experience Of Our Owned Portfolio For September 30, 2004 and 2003

	September 30,
	2004	2003
Total Delinquencies and Loss Experience	Owned Portfolio
	(dollars in thousands)
Total outstanding principal balance (at period end)	$5,575,386	$4,529,008
Delinquency (at period end):
30-59 days:
Principal balance	$295,202	$275,499
Delinquency percentage	5.29%	6.08%
60-89 days:
Principal balance	$81,062	$73,838
Delinquency percentage	1.45%	1.63%
90 days or more:
Principal balance	$34,515	$51,398
Delinquency percentage	0.62%	1.13%
Bankruptcies (1):
Principal balance	$101,492	$88,790
Delinquency percentage	1.82%	1.96%
Foreclosures:
Principal balance	$122,074	$112,809
Delinquency percentage	2.19%	2.49%
Real estate owned (2):
Principal balance	$48,295	$32,951
Delinquency percentage	0.87%	0.73%
Total seriously delinquent including real estate owned (3)	$369,488	$341,019
Total seriously delinquent including real estate owned (3)	6.63%	7.53%
Total seriously delinquent excluding real estate owned	$321,193	$308,068
Total seriously delinquent excluding real estate owned	5.76%	6.80%
Net losses on liquidated loans - trust basis - quarter
ended (4) (5)	$10,862	$7,609
Charge-offs - quarter ended (5) (6)	$11,908	$7,431
Percentage of trust basis losses on liquidated loans (5)(7)	0.78%	0.67%
Percentage of charge-offs on liquidated loans (5) (7)	0.85%	0.66%
Loss severity on liquidated loans - quarter ended (5)(8)	40.47%	35.19%

(1)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for September 30, 2004 and 2003 are $13.6 million and $11.8 million, respectively.

(2)	When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of our allowance for loan loss.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Net losses on liquidated loans for our portfolio exclude losses of $2.0 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the third quarter of 2004.

(5)	Amounts are for the three months ended September 30, 2004 and 2003, respectively.

(6)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust to charge-offs below.

(7)	Annualized.

(8)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

        A reconciliation between trust losses and charge-offs is provided below.

Reconciliation of Trust Losses and Charge-offs For the Three Months Ended September 30, 2004 and 2003

	For the Three Months Ended September 30,
	2004	2003
	(in thousands)

Losses - trust basis	$10,862	$7,609
Loan transfers to real estate owned	10,420	6,674
Realized losses on real estate owned	(9,139)	(6,403)
Timing differences between liquidation and claims
processing	(496)	248
Basis adjustments applied against loss	—	(24)
Interest not advanced on warehouse	(78)	(124)
Other	339	(549)

Charge-offs (1)	$11,908	$7,431

(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

        Servicing Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Net Revenues
Gross servicing income	$15,623	$9,441	$38,829	$29,394
Amortization and impairment	(7,252)	(1,447)	(18,635)	(5,618)

Servicing income, net of amortization and
impairment	$8,371	$7,994	$20,194	$23,776

        We evaluate the performance of our servicing segment based on servicing income, net of amortization and impairment, cost to service a loan, and delinquency levels as measures of the performance of the segment. We believe these measures assist investors by allowing them to evaluate performance of our servicing segment. The following discussion highlights changes in our servicing segment for the periods indicated.

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $0.4 million, or 5%, to $8.4 million for the three months ended September 30, 2004, from $8.0 million for the three months ended September 30, 2003. Servicing income, net of amortization and impairment, decreased $3.6 million, or 15%, to $20.2 million for the nine months ended September 30, 2004, from $23.8 million for the nine months ended September 30, 2003. The increase in gross servicing income for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 of $6.2 million and $9.4 million, respectively, was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $5.8 million and $13.0 million of amortization and impairment expense of MSRs for the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003. The increase in MSR amortization expense was due to increased prepayment speeds during 2004 as compared to 2003, as well as increased servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate in the first quarter of 2004, which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. The increase in the MSR impairment was due to increased prepayment speeds during the three and nine months ended September 30, 2004. We expect our servicing income, net of amortization and impairment, to increase as we grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Variance	2004	2003	% Variance
	(dollars in thousands)

Average third party servicing portfolio	$8,335,889	$4,124,043	102%	$7,878,290	$4,159,794	89%
Average owned portfolio	$5,395,218	$4,424,216	22%	$5,120,578	$4,017,132	27%
Average total servicing portfolio	$13,731,107	$8,548,259	61%	$12,998,868	$8,176,925	59%
Gross servicing income	$15,623	$9,441	65%	$38,830	$29,395	32%
Amortization and impairment	$7,252	$1,447	401%	$18,635	$5,618	232%
Servicing fees - third party portfolio(1)(2)	65	62		53	65
Amortization - third party portfolio (1)	25	19		20	17
Impairment - third party portfolio (1)	10	(5)		11	1
Other servicing income - total servicing portfolio(1)(3)	6	14		8	15
Servicing income - total servicing portfolio (1)	46	44		40	48

(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

        Our Mortgage Loan Servicing Portfolio

        In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries, we also service mortgage loans for other lenders and investors. For the three and nine months ended September 30, 2004, we purchased the rights to service $5.1 billion and $7.2 billion of mortgage loans, respectively.

        Our loan servicing portfolio as of September 30, 2004 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	(dollars in thousands)

Owned Portfolio:
Saxon Capital, Inc. (1)	40,670	$5,575,386	35%	$137
Third Party Servicing:
Greenwich Capital, Inc.	52,613	8,567,009		163
Dominion Capital (2)	10,664	774,555		73
Credit Suisse First Boston	7,601	1,126,810		148
Dynex Capital, Inc.	418	38,221		91
Fannie Mae	212	6,781		32
Various government entities and other investors	323	9,450		29

Total third party servicing	71,831	10,522,826	65%	146

Total	112,501	$16,098,212		$143

(1)	Includes loans we originated and purchased from July 6, 2001 to September 30, 2004.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheets, increased $6.2 billion, or 63%, to $16.1 billion at September 30, 2004, from $9.9 billion at December 31, 2003. The increase was due primarily to the origination and purchase of $2.7 billion of mortgage loans during the first nine months of 2004 and the acquisition of servicing rights related to $7.2 billion of mortgage loans owned by non-affiliated companies during the first nine months of 2004, partially offset by decreases caused by prepayments and losses totaling $3.6 billion.

        We believe we can continue to increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing which is presenting opportunities for us to increase the size of our portfolio of loans serviced for third parties. We anticipate purchasing third party servicing rights for an additional $4.7 billion of mortgage loans during the fourth quarter of 2004, of which $1.7 billion were purchased in October 2004 for approximately $12.3 million.

        We include all costs to service mortgage loans within the servicing segment. We reduced our cost to service to 20 basis points for the third quarter of 2004, from 26 basis points for the third quarter of 2003 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio.

        Our Delinquency and Loss Experience – Total Servicing Portfolio

        We experienced a decline in seriously delinquent accounts for our total servicing portfolio to 5.83% for the third quarter of 2004, from 10.12% for the third quarter of 2003. This was mainly a result of the higher credit quality of new production since 2001, as well as the higher credit quality of our additional third party purchases since 2002, and the volume of recent third party purchases. Higher delinquencies on our third party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs, and cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	September 30,
	2004	2003
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	(dollars in thousands)
Total outstanding principal balance (at period end)	$16,098,212	$8,778,290
Delinquency (at period end):
30-59 days:
Principal balance	$796,261	$559,034
Delinquency percentage	4.95%	6.37%
60-89 days:
Principal balance	$223,377	$156,062
Delinquency percentage	1.39%	1.78%
90 days or more:
Principal balance	$112,732	$104,707
Delinquency percentage	0.70%	1.19%
Bankruptcies (2):
Principal balance	$261,979	$296,488
Delinquency percentage	1.63%	3.38%
Foreclosures:
Principal balance	$286,823	$281,197
Delinquency percentage	1.78%	3.20%
Real estate owned:
Principal balance	$99,032	$108,823
Delinquency percentage	0.62%	1.24%
Total seriously delinquent including real estate owned (3)	$939,282	$888,666
Total seriously delinquent including real estate owned (3)	5.83%	10.12%
Total seriously delinquent excluding real estate owned	$840,249	$779,843
Total seriously delinquent excluding real estate owned	5.22%	8.88%
Net losses on liquidated loans - trust basis-quarter ended (4)(5)	$22,060	$26,655
Percentage of trust basis losses on liquidated loans (4)(6)	0.55%	1.21%
Loss severity on liquidated loans - quarter ended (4)(7)	46.49%	41.47%

(1)	Includes all loans we service.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for September 30, 2004 and 2003 are $32.1 million and $36.3 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Amounts are for the three months ended September 30, 2004 and 2003, respectively.

(5)	Net losses on liquidated loans exclude losses of $2.0 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the third quarter of 2004.

(6)	Annualized.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Delinquency by Credit Grade by Year Funded (1)(2)

				Percentage 60+ Days Delinquent
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	> 650	650 to 601	600-551	550-526	<=525	Unavailable	Total	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	(dollars in thousands)

Pre-divestiture:
1996	$741,645	$16,562	2%	8.61%	—	8.85%	—	—	8.99%	6.62%	1.92%	31.48%
1997	$1,769,538	$63,355	4%	8.65%	7.57%	11.93%	5.83%	8.77%	8.85%	8.66%	3.20%	38.78%
1998	$2,084,718	$143,977	7%	5.30%	9.31%	14.80%	19.68%	17.36%	16.17%	12.31%	3.93%	39.61%
1999	$2,381,387	$306,599	13%	12.85%	18.60%	26.30%	34.94%	38.97%	22.11%	25.66%	4.57%	41.88%
2000	$2,078,637	$330,407	16%	13.91%	21.72%	32.22%	40.44%	43.15%	35.70%	32.55%	4.78%	42.72%
2001	$499,879	$99,784	20%	10.65%	30.52%	29.47%	33.31%	45.72%	48.05%	30.17%	2.92%	58.99%
Post-divestiture:
2001	$1,833,357	$427,227	23%	9.09%	16.77%	24.18%	33.95%	44.99%	41.81%	24.76%	2.53%	36.86%
2002	$2,484,074	$889,030	36%	4.29%	8.65%	16.93%	22.70%	31.73%	17.00%	13.19%	0.76%	31.21%
2003	$2,842,942	$1,770,520	62%	2.69%	3.84%	6.59%	12.38%	17.53%	7.12%	5.86%	0.10%	20.08%
2004	$2,722,277	$2,150,625	79%	0.30%	0.95%	1.55%	2.58%	3.79%	4.73%	1.15%	—	15.38%

(1)	Includes loans originated or purchased by us and our predecessor.

(2)	As of September 30, 2004.

(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(4)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(5)	Loss severity amounts are cumulative for each respective funded year.

Mortgage Loan Operations Segment

        The mortgage loan operations segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its 25 branch offices. We evaluate the performance of our mortgage loan operations segment based on production levels. We believe the characteristics and level of mortgage loan operations assists investors by allowing them to evaluate performance of our mortgage loan operations segment. The following discussion highlights changes in our mortgage loan operations segment.

Wholesale Channel

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Wholesale loan production increased $97.9 million, or 33%, to $394.9 million for the three months ended September 30, 2004, from $297.0 million for the three months ended September 30, 2003. Wholesale loan production increased $267.4 million, or 31%, to $1.1 billion for the nine months ended September 30, 2004, from $854.1 million for the nine months ended September 30, 2003. This favorable production trend was primarily the result of the marketplace perception that interest rates would increase in the near future as well as a change in our pricing methodology to become more competitive and gain market share. Our weighted average median credit scores decreased slightly to 632 for both the three and nine months ended September 30, 2004, respectively, from 641 and 633, respectively, for the three and nine months ended September 30, 2003. For both the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003, we experienced a significant decline in the production of fixed rate mortgages. We also saw an increase in our fixed product weighted average interest rate for the third quarter of 2004. We have seen an increase in our average balance per loan and the number of loans originated for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

        The following table sets forth selected information about our wholesale loan production for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)

Loan production	$394,891	$296,959	32.98%		$1,121,512	$854,144	31.30%
Average principal balance per loan	$159	$143	11.19%		$164	$145	13.10%
Number of loans originated	2,476	2,074	19.38%		6,843	5,896	16.06%
Combined weighted average initial loan to value (LTV)	81.28%	80.10%	1.47%		81.17%	79.93%	1.55%
Percentage of first mortgage loans owner occupied	90.38%	88.89%	1.68%		91.22%	89.98%	1.38%
Percentage with prepayment penalty	70.34%	71.45%	(1.55)%		72.66%	72.85%	(0.26)%
Weighted average median credit score (1)	632	641	(9) p	oints	632	633	(1) p	oint
Percentage fixed rate mortgages	14.91%	30.62%	(51.31)%		22.59%	30.74%	(26.51)%
Percentage adjustable rate mortgages	85.09%	69.38%	22.64%		77.41%	69.26%	11.77%
Weighted average interest rate:
Fixed rate mortgages	8.99%	8.20%	9.63%		7.93%	8.29%	(4.34)%
Adjustable rate mortgages	6.95%	7.27%	(4.40)%		6.86%	7.42%	(7.55)%
Gross margin - adjustable rate mortgages (2)	5.93%	4.78%	24.06%		5.62%	4.97%	13.08%
Average number of account executives	125	130	(3.85)%		127	132	(3.79)%
Volume per account executive	$3,159	$2,284	38.31%		$8,831	$6,471	36.47%
Loans originated per account executive	20	16	25.00%		54	45	20.00%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Correspondent Channel

        Over the past three years we have generally seen a steady decline in our bulk purchases. Our bulk prices include a review of each loan for conformity to our underwriting guidelines prior to purchasing the pool. The decreasing rate environment brought a number of new investors into the market, which increased competition and caused pricing to escalate to levels, which would not provide us an adequate return on investment in the bulk market. We maintained our pricing discipline in the bulk market and, therefore, concentrated our efforts on increasing flow production. If pricing competition lessens and the bulk market becomes more economical for us as it did in the second and third quarter of 2004, we may choose to increase our bulk volume going forward.

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Correspondent bulk loan production increased $2.3 million, or 6%, to $39.7 million for the three months ended September 30, 2004, from $37.4 million for the three months ended September 30, 2003. Correspondent bulk loan production decreased $68.7 million, or 37%, to $118.0 million for the nine months ended September 30, 2004, from $186.7 million for the nine months ended September 30, 2003. Our weighted average median credit scores increased, to 614 and 575 for the three and nine months ended September 30, 2004, respectively, from 603 and 571, respectively, for the three and nine months ended September 30, 2003; however, we experienced declines in our weighted average interest rates over the same periods. We saw an increase in our average balance per loan for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. We also saw declines in the percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)

Loan production - bulk	$39,660	$37,387	6.08%		$117,981	$186,735	(36.82)%
Average principal balance per loan	$158	$148	6.76%		$164	$141	16.31%
Number of loans originated	251	253	(0.79)%		720	1,326	(45.70)%
Combined weighted average initial LTV	81.72%	78.69%	3.85%		79.77%	81.29%	(1.87)%
Percentage of first mortgage loans owner occupied	97.74%	96.31%	1.48%		97.47%	96.51%	0.99%
Percentage with prepayment penalty	80.22%	87.96%	(8.80)%		80.36%	92.05%	(12.70)%
Weighted average median credit score (1)	614	575	39 p	oints	603	571	32 p	oints
Percentage fixed rate mortgages	27.08%	30.63%	(11.59)%		26.33%	21.96%	19.90%
Percentage adjustable rate mortgages	72.92%	69.37%	5.12%		73.67%	78.04%	(5.60)%
Weighted average interest rate:
Fixed rate mortgages	6.94%	8.07%	(14.00)%		7.15%	8.48%	(15.68)%
Adjustable rate mortgages	7.18%	8.18%	(12.22)%		7.29%	8.50%	(14.24)%
Gross margin - adjustable rate mortgages(2)	5.89%	6.77%	(13.00)%		6.00%	6.63%	(9.50)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        Correspondent flow loan production increased $81.7 million, or 44%, to $267.1 million for the three months ended September 30, 2004, from $185.4 million for the three months ended September 30, 2003. Correspondent flow loan production increased $58.1 million, or 11%, to $586.4 million for the nine months ended September 30, 2004, from $528.3 million for the nine months ended September 30, 2003. Market conditions improved during the second and third quarters of 2004, which contributed to our favorable production trend for the third quarter of 2004 and for the first nine months of 2004. We saw an increase in our average balance per loan and in the number of loans originated for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Our weighted average median credit scores have increased, to 627 and 609 for the three and nine months ended September 30, 2004, respectively, from 623 and 606 for the three and nine months ended September 30, 2003; and, we experienced a slight increase in our average coupon rate for fixed rate mortgages; however, we did see a decline in our adjustable rate mortgage average coupon for the third quarter of 2004. We also saw declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)

Loan production - flow	$267,086	$185,406	44.05%		$586,412	$528,308	11.00%
Average principal balance per loan	$178	$156	14.10%		$171	$160	6.88%
Number of loans originated	1,497	1,185	26.33%		3,340	3,292	1.46%
Combined weighted average initial LTV	79.25%	78.85%	0.51%		79.45%	78.83%	0.79%
Percentage of first mortgage loans owner occupied	92.91%	94.52%	(1.70)%		93.05%	94.84%	(1.89)%
Percentage with prepayment penalty	75.67%	75.80%	(0.17)%		74.55%	80.52%	(7.41)%
Weighted average median credit score (1)	627	609	18 p	oints	623	606	17 p	oints
Percentage fixed rate mortgages	20.69%	34.56%	(40.13)%		26.27%	32.82%	(19.96)%
Percentage adjustable rate mortgages	79.31%	65.44%	21.19%		73.73%	67.18%	9.75%
Weighted average interest rate:
Fixed rate mortgages	8.16%	7.84%	4.08%		7.78%	7.94%	(2.02)%
Adjustable rate mortgages	6.87%	7.82%	(12.15)%		7.01%	7.94%	(11.71)%
Gross margin - adjustable rate mortgages (2)	4.75%	4.95%	(4.04)%		4.77%	5.03%	(5.17)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in the correspondent channel for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)

Loan production - bulk	$39,660	$37,387	6.08%		$117,981	$186,735	(36	.82)%
Loan production - flow	$267,086	$185,406	44.05%		$586,412	$528,308	11.00%
Total loan production	$306,746	$222,793	37.68%		$704,393	$715,043	(1	.49)%
Number of loans originated	1,748	1,438	21.56%		4,060	4,618	(12	.08)%
Average number of sales
representatives	8	6	33.33%		8	6	33.33%
Volume per sales representative	$38,343	$37,132	3.26%		$88,049	$119,174	(26	.12)%
Loan production per sales
representative	219	240	(8	.75)%	508	770	(32	.60)%

   Retail Channel

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        Retail originations increased $63.0 million, or 34%, to $247.5 million for the three months ended September 30, 2004, from $184.5 million for the three months ended September 30, 2003. Retail originations increased $119.1 million, or 20%, to $709.6 million for the nine months ended September 30, 2004, from $590.5 million for the nine months ended September 30, 2003. The number of loans originated also increased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. This favorable production trend was primarily the result of the marketplace perception that interest rates would increase in the near future and the result of changing our pricing methodology to become more competitive and gain market share. We have also become more efficient in our retail channel with an increase in our volume per loan officer for 2004 as compared to 2003. For both the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003, we experienced a significant decline in the production of fixed rate mortgages. We also saw an increase in our fixed product weighted average interest rate for the third quarter of 2004. Our weighted average median credit scores decreased, to 607 and 615 for the three and nine months ended September 30, 2004, respectively, from 617 and 618, respectively, for the three and nine months ended September 30, 2003.

        The following table sets forth selected information about our retail loan originations for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)

Loan originations	$247,474	$184,474	34.15%		$709,604	$590,453	20.18%
Average principal balance per loan	$133	$121	9.92%		$129	$129	—
Number of loans originated	1,864	1,519	22.71%		5,507	4,584	20.14%
Combined weighted average initial LTV	79.81%	78.33%	1.89%		79.82%	79.12%	0.88%
Percentage of first mortgage loans owner
occupied	96.52%	94.04%	2.64%		95.99%	94.56%	1.51%
Percentage with prepayment penalty	64.53%	58.01%	11.24%		65.13%	64.84%	0.45%
Weighted average median credit score (1)	607	617	(10)	point	615	618	(3) p	oints
Percentage fixed rate mortgages	41.52%	57.56%	(27.87)%		54.40%	60.72%	(10.41)%
Percentage adjustable rate mortgages	58.48%	42.44%	37.79%		45.60%	39.28%	16.09%
Weighted average interest rate:
Fixed rate mortgages	7.46%	7.28%	2.47%		7.07%	7.29%	(3.02)%
Adjustable rate mortgages	7.19%	7.58%	(5.15)%		7.20%	7.61%	(5.39)%
Gross margin - adjustable rate
mortgages (2)	6.24%	5.77%	8.15%		5.98%	5.85%	2.22%
Average number of loan officers	207	240	(13.75)%		218	227	(3.96)%
Volume per loan officer	$1,196	$769	55.53%		$3,255	$2,601	25.14%
Loans originated per loan officer	9	6	50.00%		25	20	25.00%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

   Called Loans

        Through our taxable REIT subsidiaries we generally have the option, called a clean-up call option, to purchase mortgage loans in a securitized pool for which we act as servicer or master servicer once the aggregate principal balance of the remaining mortgage loans in the securitized pool is less than a specified percentage (generally 10%) of the original aggregate principal balance of the pool at the time of the securitization. We refer to the loans we acquire upon exercise of a clean-up call option as called loans. We routinely review the securitized pools subject to clean-up call options, and frequently determine it to be to our advantage to call those loans.

        Because our called loan purchases represent a more seasoned portfolio than the new production we have originated through our wholesale, correspondent, and retail channels, we have provided data below regarding the characteristics of our called loan production for the periods indicated.

        Three and Nine Months Ended September 30, 2004 versus Three and Nine Months Ended September 30, 2003

        During the first nine months of 2004, we called loans in the total amount of $186.8 million. There were no loans called in 2003. The following table sets forth selected information about our called loans for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2003	Variance	2004	2003	Variance
	(dollars in thousands)

Called loans purchased	$50,476	—	—	$186,768	—	—
Average principal balance per loan	$71	—	—	$69	—	—
Number of loans originated	711	—	—	2,698	—	—
Combined weighted average initial LTV	79.35%	—	—	78.26%	—	—
Percentage of first mortgage loans owner occupied	91.04%	—	—	89.73%	—	—
Percentage with prepayment penalty	—	—	—	0.03%	—	—
Weighted average median credit score (1)	608	—	—	608	—	—
Percentage fixed rate mortgages	81.19%	—	—	80.86%	—	—
Percentage adjustable rate mortgages	18.81%	—	—	19.14%	—	—
Weighted average interest rate:
Fixed rate mortgages	9.45%	—	—	9.71%	—	—
Adjustable rate mortgages	9.62%	—	—	9.53%	—	—
Gross margin - adjustable rate mortgages (2)	6.22%	—	—	6.03%	—	—

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon initial credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Financial Condition

        September 30, 2004 Compared to December 31, 2003

        Cash.Cash increased $221.6 million, or 4,262%, to $226.8 million at September 30, 2004, from $5.2 million at December 31, 2003. This increase was primarily the result of the issuance of 17 million additional shares of common stock resulting in proceeds of $386.8 million. Further discussion of the overall change in our cash balance is discussed in “Liquidity and Capital Resources”.

        Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.9 billion, or 19%, to $5.6 billion at September 30, 2004, from $4.7 billion at December 31, 2003. This increase was the result of the origination and purchase of $2.7 billion of mortgage loans during the nine months ended September 30, 2004, offset by principal payments of $1.6 billion and loan sales of $0.2 billion. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans; however we anticipate the growth rate will be slower than historical growth rates as our portfolio ages and more seasoned mortgage loans are paid off. A detailed discussion of our portfolio characteristics is discussed in “Mortgage Loan Portfolio.”

        Allowance for Loan Loss. The allowance for loan loss decreased $7.1 million, or 16%, to $36.3 million at September 30, 2004, from $43.4 million at December 31, 2003. This decrease was due to charge-offs of $34.8 million from primarily our 2001 and early 2002 securitizations, which were provided for in previous periods, offset by additional provision of $27.7 million. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

        MSRs, net. MSRs, net increased $33.6 million, or 81%, to $74.9 million at September 30, 2004, from $41.3 million at December 31, 2003. This increase was primarily due to purchases of $52.3 million of rights to service $7.2 billion of mortgage loans during the nine months ended September 30, 2004. We have strategically positioned ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We anticipate purchasing third party servicing rights for an additional $4.7 billion of mortgage loans during the fourth quarter of 2004, of which $1.7 billion were purchased in October 2004 for approximately $12.3 million. The increase in MSRs was partially offset by amortization of servicing rights of $11.9 million during the first nine months of 2004, which was higher than the first nine months of 2003 due to our additional servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. Also, a temporary impairment of $6.0 million and a permanent impairment of $0.8 million further offset the increase. The impairment of MSRs was primarily the result of increased prepayment speeds during 2004 on certain third party servicing portfolios retained from the 2001 divestiture.

        Servicing Related Advances. Servicing related advances increased $12.8 million, or 13%, to $111.4 million at September 30, 2004, from $98.6 million at December 31, 2003. The increase was primarily due to the increase in our third party servicing balances.

        Trustee Receivable. Trustee receivable increased $25.0 million, or 34%, to $99.6 million at September 30, 2004, from $74.6 million at December 31, 2003. The increase was primarily due to the completion of two securitizations during the first nine months of 2004. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during 2003, primarily due to more loans paying as scheduled due to lower delinquency rates. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our condensed consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

        Other Assets. Other assets increased $23.9 million, or 30%, to $103.9 million at September 30, 2004, from $80.0 million at December 31, 2003. The increase in other assets is primarily the result of an increase of $24.0 million in current tax receivable.

        Warehouse Financing. Warehouse financing increased $212.8 million, or 50%, to $640.8 million at September 30, 2004, from $428.0 million at December 31, 2003. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to our mortgage loan production.

        Securitization Financing. Securitization financing increased $0.8 billion, or 19%, to $5.0 billion at September 30, 2004, from $4.2 billion at December 31, 2003. This increase resulted primarily from the execution of two asset-backed securitizations, which resulted in bonds being issued in the amount of $2.3 billion during the nine months ended September 30, 2004. This increase was primarily offset by bond and certificate payments of $1.6 billion. In general, we will expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

        Note Payable. Note payable decreased $25.0 million, or 100%, to none at September 30, 2004, from $25.0 million at December 31, 2003 as a result of the retirement of our note payable during the third quarter of 2004.

        Shareholders’ Equity. Shareholders’ equity increased $355.6 million, or 103%, to $700.6 million at September 30, 2004, from $345.0 million at December 31, 2003. The increase in shareholders’ equity was due primarily to the REIT conversion which resulted in the vesting and exercise of a majority of Old Saxon’s outstanding stock warrants, restricted stock units, and stock options and a corresponding tax benefit of $16.2 million associated with the stock option exercises, the issuance of an additional 17 million shares, partially offset by, (1) the capitalization of certain costs associated with the REIT conversion and stock issuance of $32.6 million and (2) the payment of merger consideration of $131.4 million. The remaining increase is primarily related to net income of $75.4 million for the nine months ended September 30, 2004.

        We expect to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our annual REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends will be declared by the Board of Directors and will depend on our financial condition and earnings. Therefore, while we expect our shareholders’ equity to increase in the future due to continued growth in our net income at the taxable REIT subsidiary level, we anticipate shareholders’ equity, to grow relatively slowly because we expect to make regular distributions in the future.

Liquidity and Capital Resources

        Cash increased by $221.6 million during the nine months ended September 30, 2004. The overall change in cash was comprised of the following:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(dollars in thousands)

Cash provided by operations	$102,844	$42,946
Cash used by investing activities	(1,048,448)	(981,174)
Cash provided by financing activities	1,167,166	936,590

Increase (decrease) in cash	$221,562	$(1,638)

        Operating Activities. Cash provided by operations for the nine months ended September 30, 2004 was $102.8 million, reflecting an improvement of $59.9 million, or 139%, compared to the prior year. This change was the result of increased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes and provision for mortgage loan losses. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results.”

        The overall increase in cash provided by operations for the nine months ended September 30, 2004 was somewhat offset by increases in trustee receivable balances and servicing related advances of $25.0 million and $12.8 million, respectively. The increase in trustee receivable balances resulted from the continued growth in the underlying mortgage loan portfolio. The increase in the servicing related advances resulted from the overall growth in the portfolio of MSRs.

        Investing Activities. Cash used for investing activities was $1.0 billion for the nine months ended September 30, 2004. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans totaled $2.8 billion for the nine months ended September 30, 2004. In addition, MSRs were purchased totaling $52.3 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.5 billion and proceeds from the sale of mortgage loans and REO which totaled $205.2 million and $42.3 million, respectively.

        Capital expenditures during the nine months ended September 30, 2004 were $5.3 million and related primarily to various information technology enhancements.

        Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2004 was $1.2 billion and was primarily the result of proceeds from the issuance of securitization financing of $2.3 billion and net proceeds from additional warehouse financing of $212.8 million.

        These proceeds were partially offset by principal payments on securitization financing of $1.6 billion, and bond issuance costs of $25.4 million relating to the SAST 2004-1 and SAST 2004-2 securitizations. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

        Derivative financial instrument transactions during the nine months ended September 30, 2004 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in an decrease in cash of $5.8 million.

        Additional increases in cash provided by financing activities for the nine months ended September 30, 2004 were the result of the issuance of 17 million additional shares of common stock resulting in proceeds of $386.8 million and $40.0 million as a result of the vesting and exercise of outstanding stock warrants and stock options. Additional decreases in cash provided by financing activities for the nine months ended September 30, 2004 were the result of $131.4 million paid as merger consideration, $30.6 million paid related to cash associated with the REIT conversion and the issuance of additional shares of common stock, and the payment of $25.0 million for the retirement of the note payable.

        Trends.At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

      Working Capital

        We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of September 30, 2004 to be approximately $333.0 million. Under the commonly defined working capital definition, we calculated our working capital as of September 30, 2004 to be $527.5 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - September 30, 2004	Saxon Defined Working Capital	Commonly Defined Working Capital
	(dollars in thousands)

Unrestricted cash	$226,807	$226,807
Borrowing availability	52,924	—
Trustee receivable	—	99,604
Accrued interest receivable	—	56,767
Accrued interest payable	—	(9,116)
Unsecuritized mortgage loans - payments less than one year	241,715	549,081
Warehouse financing facility - payments less than one year	(188,420)	(492,584)
Bonds - repurchase agreement - payments less than one year	—	—
Servicing advances	—	111,420
Financed advances - payments less than one year	—	(32,999)
Securitized loans - payments less than one year	—	1,585,145
Securitized debt - payments less than one year	—	(1,566,656)

Total	$333,026	$527,469

      Financing Facilities

        We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We rely upon several counterparties to provide us with financing facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances and servicing rights. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms.

        To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts, mortgage bonds and mortgage servicing rights.

        Committed Facilities. Changes to our committed facilities during the third quarter of 2004 include:

        Our $300.0 million syndicated warehouse facility with JP Morgan Chase Bank was amended August 30, 2004 to permit the REIT conversion. The amendment became effective at the time of the REIT conversion. No changes to facility amounts were made.

        Our $150.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended effective July 16, 2004 extending the termination date of the facility to September 1, 2004. The facility was further amended effective August 30, 2004 increasing the facility amount from $150.0 million to $175.0 million, extending the termination date of the facility to August 29, 2005 and in connection with the REIT conversion.

        Our $175.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended effective August 30, 2004 decreasing the facility amount from $175 million to $150.0 million, extending the termination date of the facility to June 26, 2006 and in connection with the REIT conversion.

        Our $300.0 million repurchase facility with Bank of America, N.A. was amended effective August 20, 2004 extending the termination date of the facility to June 23, 2005 and in connection with the REIT conversion. No changes to facility amounts were made.

        Our $300.0 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC was amended effective August 20, 2004 extending the termination date to April 30, 2005 and in connection with the REIT conversion. No changes to facility amounts were made.

        Our $400.0 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. was amended effective August 6, 2004 extending the termination date of the facility to November 19, 2004. The facility was further amended effective August 20, 2004 in connection with the REIT conversion. No changes to facility amounts were made. We expect to renegotiate this facility to extend the termination date.

        At September 30, 2004 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.6 billion. The table below summarizes our facilities and their expiration dates at September 30, 2004. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
(dollars in thousands)

JP Morgan Chase Bank	$300,000	March 30, 2005
Greenwich Capital Financial Products, Inc.	175,000	August 29, 2005
Greenwich Capital Financial Products, Inc.	150,000	June 26, 2006
Bank of America, N.A	300,000	June 23, 2005
CS First Boston Mortgage Capital, LLC	300,000	April 30, 2005
Merrill Lynch Mortgage Capital, Inc.	400,000	November 19, 2004

Total committed facilities	$1,625,000

        The amount we have outstanding on our committed facilities at any quarter end generally is a function of the pace of mortgage loan purchases and originations relative to the timing of our securitizations. Although we expect to issue asset-backed securities on a quarterly basis, our intention is to maintain committed financing facilities, which approximate six months of mortgage production that allows for flexibility in securitization timing.

        We had $640.8 million of warehouse borrowings collateralized by residential mortgages outstanding at September 30, 2004. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $640.8 million we held at September 30, 2004, as our mortgage production and securitization programs continue.

        Our financing facilities require us to comply with various customary operating and financial covenants, which generally relate to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. In conjunction with the amendments to our committed financing facilities during the third quarter, our financial covenants were adjusted to take into account the equity raise contemplated with the REIT conversion. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all covenants under the agreements as of and for the nine months ended September 30, 2004.

      Securitization Financing

        We have historically financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. Our ability to issue asset backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgages and home equity loans.

        In addition to the securitizations backed by our mortgage loan portfolio, on July 13, 2004 we closed a new servicing advance facility, Saxon Advance Receivables Note Trust. The facility allows for the issuance of multiple series of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts. The initial Series 2004-1 Notes included two classes of term notes with a combined face value of $95.0 million and one class of variable funding notes with a maximum of $65.0 million. The initial amount financed under the Series 2004-1 Notes amounted to $109.2 million. The September 30, 2004 amount financed under the Series 2004-1 Notes amounted to $105.5 million. The terms of the Series 2004-1 Notes require the Notes to begin to amortize at various dates through October 2006. In conjunction with the new facility, the existing Saxon Advance Receivables Backed Certificates 2002-A and Saxon Advance Receivables Backed Certificates 2003-A facilities were both terminated.

        As of September 30, 2004, securitization financing on our consolidated balance sheet was approximately $5.0 billion. Generally we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows from the real estate specifically collateralizing the debt.

Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $0.8 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of September 30, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. At September 30, 2004 our subsidiaries neither had nor expects to incur any material obligation to remove any such loans, or to provide any such indemnification.

        Our subsidiaries are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. At both September 30, 2004 and December 31, 2003, the liability recorded for premium recapture expense was $0.2 million.

        Our subsidiaries have commitments to fund mortgage loans with agreed upon rates of approximately $265.5 million and $144.3 million at September 30, 2004 and December 31, 2003, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of September 30, 2004 and December 31, 2003 totaled $23.6 million and $21.8 million, respectively.

        We anticipate purchasing third party servicing rights for an additional $4.7 billion of mortgage loans during the fourth quarter of 2004, of which $1.7 billion were purchased in October 2004 for approximately $12.3 million.

Other Matters

      Related Party Transactions

        At September 30, 2004 and December 31, 2003, we had $9.8 million and $12.0 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 to 50 basis points from the market rate. Effective December 1, 2002, we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our outside directors.

      Mortgage Loan Portfolio

        Our net mortgage loan portfolio included on our condensed consolidated balance sheet was $5.6 billion at September 30, 2004. We have generally seen consistent levels on our combined weighted average LTV, percentage of first mortgage owner occupied and mix of fixed rate and variable rate mortgage loan characteristics. We saw a slight increase in our weighted average median credit scores during the first nine months of 2004. We expect these changes to the composition of our portfolio credit scores to have a positive effect on the performance of our portfolio with a lower level of losses expected. We expect lower levels of impaired loans and losses in relation to the portfolio as a whole and this has led to a lower required allowance for loan loss as a percentage of the mortgage loan portfolio.

        We also saw a decrease in the weighted average interest rate on our portfolio during the first nine months of 2004. This was primarily due to an increase in the credit quality of our mortgage loan portfolio because higher credit quality loans generally have lower interest rates and the liquidation of higher weighted average coupon loans. This decrease in interest rates has caused a decline in the gross yield that we earn on our mortgage portfolio. If we increase our lower credit quality production in the future, and thereby increase our percentage of these loans in our portfolio mix, we may increase the weighted average interest rate on our portfolio and therefore positively impact net interest income, if managed properly. This will likely also lead to increased delinquencies and higher provisions for mortgage loan losses, due to lower credit quality of the borrowers.

Overview of Mortgage Loan Portfolio

	September 30, 2004 (1)	December 31, 2003 (1)	Variance
	(dollars in thousands)

Average principal balance per loan	$137	$133	3.01%
Combined weighted average initial LTV	78.68%	78.16%	0.67%
Percentage of first mortgage loans owner occupied	95.75%	95.04%	0.75%
Percentage with prepayment penalty	77.32%	80.18%	(3.5	7)%
Weighted average median credit score (2)	617	610	7 p	oints
Percentage fixed rate mortgages	38.16%	37.75%	1.09%
Percentage adjustable rate mortgages	61.84%	62.25%	(0.6	6)%
Weighted average interest rate:
Fixed rate mortgages	7.79%	8.22%	(5.2	3)%
Adjustable rate mortgages	7.61%	8.24%	(7.6	5)%
Gross margin - adjustable rate mortgages(3)	5.42%	5.40%	0.37%

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Mortgage Loan Portfolio by Product Type

        Through our taxable REIT subsidiaries we originate and purchase both adjustable rate mortgages, or ARMs, and fixed rate mortgages, or FRMs. The majority of our FRMs are 30-year mortgages. Our ARM production is then divided into two categories: floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every six or every 12-months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-months on the loan term, and thereafter adjusts either every six or every 12-months. All of our ARMs adjust with reference to a defined index rate.

        The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “gross margin” amount to the “index” rate. The index most commonly used in our loan programs is the one-month LIBOR. The gross margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward so that the interest rate the borrower pays eventually takes into account the index plus the entire margin amount.

        In general, our mix of ARMs and FRMs remained relatively consistent during the first nine months of 2004. We have seen, however, a decrease in our two-year hybrid loans, our three to five-year hybrid loans, and our floating ARMs, primarily due to the fact that we have experienced a significant increase in our adjustable interest only product.

        The following table sets forth information about our mortgage loan portfolio based on product type as of September 30, 2004 and December 31, 2003.

	September 30, 2004 (1)	December 31, 2003 (1)	Variance

Floating adjustable rate mortgages	0.48%	0.61%	(21.31)%
Interest only adjustable rate mortgages	14.38%	2.22%	547.75%
Two year hybrids (2)	29.69%	37.15%	(20.08)%
Three - five year hybrids (2)	17.29%	22.27%	(22.36)%

Total adjustable rate mortgages	61.84%	62.25%	(0.66)%

Fifteen year	3.82%	3.93%	(2.80)%
Thirty year	24.69%	23.44%	5.33%
Interest only fixed rate mortgages	2.58%	1.64%	57.32%
Balloons and other (3)	7.07%	8.74%	(19.11)%

Total fixed rate mortgages	38.16%	37.75%	1.09%

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Credit Score

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of September 30, 2004 and December 31, 2003.

	September 30, 2004 (1)	December 31, 2003 (1)	Variance

A+ Credit Loans (credit scores > 650) (2)
Percentage of portfolio	28.82%	25.34%	13.73%
Combined weighted average initial LTV	77.92%	76.19%	2.27%
Weighted average median credit score	692	692	—
Weighted average interest rate:
Fixed rate mortgages	7.08%	7.42%	(4.58)%
Adjustable rate mortgages	6.58%	7.01%	(6.13)%
Gross margin - adjustable rate mortgages	4.74%	4.59%	3.27%
A Credit Loans (credit scores 650 - 601) (2)
Percentage of portfolio	29.98%	28.43%	5.45%
Combined weighted average initial LTV	79.18%	78.38%	1.02%
Weighted average median credit score	625	626	(1) p	oint
Weighted average interest rate:
Fixed rate mortgages	7.58%	7.96%	(4.77)%
Adjustable rate mortgages	7.07%	7.60%	(6.97)%
Gross margin - adjustable rate mortgages	5.09%	4.95%	2.83%
A- Credit Loans (credit scores 600 - 551) (2)
Percentage of portfolio	23.83%	25.07%	(4.95)%
Combined weighted average initial LTV	78.92%	79.32%	(0.50)%
Weighted average median credit score	578	577	1 poi	nt
Weighted average interest rate:
Fixed rate mortgages	8.29%	8.75%	(5.26)%
Adjustable rate mortgages	7.88%	8.42%	(6.41)%
Gross margin - adjustable rate mortgages	5.60%	5.50%	1.82%
B Credit Loans (credit scores 550 - 526) (2)
Percentage of portfolio	9.30%	11.15%	(16.5	9)%
Combined weighted average initial LTV	79.65%	79.93%	(0.35)%
Weighted average median credit score	539	538	1 poi	nt
Weighted average interest rate:
Fixed rate mortgages	9.48%	9.92%	(4.44)%
Adjustable rate mortgages	8.81%	9.20%	(4.24)%
Gross margin - adjustable rate mortgages	6.24%	6.12%	1.96%
C/D Credit Loans (credit scores <=525) (2)
Percentage of portfolio	7.37%	9.20%	(19.8	9)%
Combined weighted average initial LTV	78.13%	77.98%	0.19%
Weighted average median credit score	510	508	2 poi	nts
Weighted average interest rate:
Fixed rate mortgages	10.52%	10.92%	(3.66)%
Adjustable rate mortgages	9.60%	10.03%	(4.29)%
Gross margin - adjustable rate mortgages	6.62%	6.64%	(0.30)%
Unavailable credit scores
Percentage of portfolio	0.70%	0.81%	(13.5	8)%
Combined weighted average initial LTV	72.83%	73.48%	(0.88)%
Weighted average median credit score	—	—	—
Weighted average interest rate:
Fixed rate mortgages	10.07%	10.10%	(0.30)%
Adjustable rate mortgages	9.47%	9.49%	(0.21)%
Gross margin - adjustable rate mortgages	5.73%	5.60%	2.32%

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and does not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans carry.

        During the first nine months of 2004, our loan originations continued to include a high percentage of A plus production, which has lowered the weighted average coupon on our portfolio. As a result, we have experienced declines in our weighted average interest rates on our portfolio during the first nine months of 2004.

Mortgage Loan Portfolio by Income Documentation

        Typically, we require income documentation that conforms to Government Sponsored Entity, or GSE, requirements. We call this a full documentation mortgage loan. We also originate loans that require less income documentation through our limited documentation mortgage loan program, and we originate loans with no verification of income through our stated income mortgage loan program. In general, the risk of loss on the mortgage loan increases as less income documentation is required during the origination process.

        We have seen very little change in our mortgage loan documentation at September 30, 2004 compared to December 31, 2003. The following table sets forth information about our mortgage loan portfolio based on income documentation as of September 30, 2004 and December 31, 2003.

	September 30, 2004 (1)		December 31, 2003 (1)
Income documentation	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio Variance		Weighted Average Median Credit Score Variance

Full documentation	72.15%	609	72.25%	602	(0.14)%		7 points
Limited documentation	4.52%	622	5.06%	626	(10.6	7)%	(4) points
Stated income	23.33%	638	22.69%	632	2.82%		6 points

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

        We saw very little change in the mix of borrower purpose within our portfolio during the first nine months of 2004; however, we did see a slight decrease in our rate or term refinancings due to a rise in market interest rates. We anticipate an increase in the future in the percentage of our cash-out refinance mortgage loan portfolio as a result of increased interest rates and our strategically focused marketing efforts. We expect borrowers who have credit card or installment debt will still be in the market for cash out refinance loans as they strive to reduce their monthly payments by extending debt over a longer period of time to help increase their disposable income. Most of this activity will likely be within the sub-prime lending sector. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of September 30, 2004 and December 31, 2003.

Borrower Purpose	September 30, 2004 (1)	December 31, 2003 (1)	Variance

Cash-out refinance	68.23%	69.23%	(1.4	4)%
Purchase	22.75%	21.25%	7.06%
Rate or term refinance	9.02%	9.52%	(5.2	5)%

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

Mortgage Loan Portfolio Geographic Distribution

        We saw very little shift in the concentration of our geographic distribution during the first nine months of 2004. We do not expect our portfolio mix to change materially from the distribution we had at September 30, 2004. We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We group the states in the United States by region as follows:

        The following table sets forth the percentage of our mortgage loan portfolio by region as of September 30, 2004 and December 31, 2003.

	September 30, 2004 (1)	December 31, 2003 (1)	Variance

South	28.81%	28.38%	1.52%
California	21.85%	22.46%	(2.7	2)%
Mid Atlantic	13.84%	13.53%	2.29%
Midwest	13.13%	13.61%	(3.5	3)%
West	9.95%	9.22%	7.92%
Southwest	7.83%	7.94%	(1.3	9)%
New England	4.59%	4.86%	(5.5	6)%

Total	100.00%	100.00%

(1)	Excludes loans funded but not transmitted to the servicing system at September 30, 2004 and December 31, 2003 of $172.0 million and $78.8 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

        Our weighted average coupon, or WAC, on our respective securitizations has declined since 2001 due to the declining interest rate environment and our strategic shift in originating higher credit grade mortgage loans over that period. The current loan balance as a percentage of original loan balance has declined from December 31, 2003 through the third quarter of 2004 as our customers either prepay or paydown the mortgage loans by making the regular contractual principal payments.

        The following tables set forth information about our securitized mortgage loan portfolio at September 30, 2004 and December 31, 2003.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Portfolio	Percentage of Original Remaining	WAC Fixed	WAC Arm
		(dollars in thousands)

September 30, 2004
SAST 2001-2	8/2/2001	$650,410	$163,970	3%	25%	9.42%	9.76%
SAST 2001-3	10/11/2001	$699,999	$172,389	3%	25%	10.02%	9.62%
SAST 2002-1	3/14/2002	$899,995	$289,382	6%	32%	8.88%	9.00%
SAST 2002-2	7/10/2002	$605,000	$221,448	4%	37%	8.87%	9.11%
SAST 2002-3	11/8/2002	$999,999	$441,276	9%	44%	8.39%	8.35%
SAST 2003-1	3/6/2003	$749,996	$411,913	8%	55%	7.47%	8.06%
SAST 2003-2	5/29/2003	$599,989	$372,402	8%	62%	7.32%	7.44%
SAST 2003-3	9/16/2003	$1,000,000	$731,062	15%	73%	7.26%	7.52%
SAST 2004-1	2/19/2004	$1,099,999	$962,960	20%	88%	7.87%	7.41%
SAST 2004-2	7/27/2004	$1,199,994	$1,181,062	24%	98%	6.80%	6.73%

Total		$8,505,381	$4,947,864

December 31, 2003
SAST 2001-2	8/2/2001	$650,410	$252,627	6%	39%	9.54%	9.86%
SAST 2001-3	10/11/2001	$699,999	$275,915	7%	39%	10.02%	9.65%
SAST 2002-1	3/14/2002	$899,995	$449,616	11%	50%	8.93%	9.21%
SAST 2002-2	7/10/2002	$605,000	$353,607	8%	58%	8.88%	9.08%
SAST 2002-3	11/8/2002	$999,999	$698,704	17%	70%	8.43%	8.38%
SAST 2003-1	3/6/2003	$749,996	$626,089	15%	83%	7.57%	8.06%
SAST 2003-2	5/29/2003	$599,989	$546,274	13%	91%	7.39%	7.53%
SAST 2003-3	9/16/2003	$1,000,000	$977,656	23%	98%	7.33%	7.59%

Total		$6,205,388	$4,180,488

        We experienced slower prepayments of our mortgage loans during the third quarter of 2004 compared to the second quarter of 2004 due to an increase in interest rates. A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six-months interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees in interest income. In addition, if a loan prepays we fully expense any related deferred costs for that loan upon prepayment. We reflect the amortization of deferred costs in interest income.

        We expect that prepayment speeds will continue to slow in future periods if market interest rates continue to increase. This would positively impact interest income; however, we would also anticipate a decrease in the prepayment penalty income we receive.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm

September 30, 2004
SAST 2001-2	8/2/2001	44.79%	37.45%	52.64%	30.42%	42.47%
SAST 2001-3	10/11/2001	56.43%	42.42%	50.77%	35.35%	41.28%
SAST 2002-1	3/14/2002	67.09%	35.87%	48.67%	31.18%	40.42%
SAST 2002-2	7/10/2002	55.96%	37.39%	50.11%	32.84%	39.93%
SAST 2002-3	11/8/2002	69.03%	37.65%	47.66%	29.55%	37.77%
SAST 2003-1	3/6/2003	71.63%	31.27%	45.04%	25.28%	37.42%
SAST 2003-2	5/29/2003	71.45%	25.22%	40.32%	22.75%	35.53%
SAST 2003-3	9/16/2003	59.24%	—	—	16.49%	31.25%
SAST 2004-1	2/19/2004	49.80%	—	—	13.23%	24.65%
SAST 2004-2	7/27/2004	58.92%	—	—	10.84%	19.81%
December 31, 2003
SAST 2001-2	8/2/2001	69.24%	38.26%	49.86%	28.29%	38.37%
SAST 2001-3	10/11/2001	64.44%	40.07%	48.25%	32.74%	38.42%
SAST 2002-1	3/14/2002	77.07%	37.23%	43.23%	29.53%	35.54%
SAST 2002-2	7/10/2002	75.02%	35.44%	38.37%	30.41%	33.23%
SAST 2002-3	11/8/2002	72.83%	27.58%	33.32%	22.68%	29.20%
SAST 2003-1	3/6/2003	74.53%	—	—	14.33%	24.83%
SAST 2003-2	5/29/2003	71.72%	—	—	12.21%	18.11%
SAST 2003-3	9/16/2003	58.57%	—	—	4.79%	8.84%

      Mortgage Loan Production

Overview

        Our subsidiaries originate or purchase mortgage loans through our three separate production channels, wholesale, correspondent, and retail. Having three production channels allows us to diversify our production without becoming reliant on any one particular segment of the mortgage loan market. Mortgage loan production was $999.6 million for the three months ended September 30, 2004, which represents a 42% increase over our three months ended September 30, 2003 production of $704.2 million. Mortgage loan production was $2.7 billion for the nine months ended September 30, 2004, which represents a 26% increase over our nine months ended September 30, 2003 production of $2.2 billion. Our production growth during the third quarter of 2004 was primarily due to improved market and pricing conditions, as well as the marketplace perception that interest rates will rise in the near future. We expect the positive production trends to continue during the remainder of 2004. We also experienced a significant increase in the number of loans originated for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Of the total mortgage loan production of $2.7 billion for the nine months ended September 30, 2004, wholesale comprised 41%, correspondent comprised 26%, and retail comprised 26%, with the remaining 7%, or $186.8 million, representing called loans purchased from previously securitized off-balance sheet pools during the quarter. We retain the option as master servicer to call loans once the balance is below 10% of the original balance of the securitization. We routinely review the financial consequences of calling loans, and it is frequently to our advantage to do so since the loans that we place into our portfolio are performing assets.

        We saw a slight decrease in our average loan balance for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2004; however we saw a significant increase in our average loan balance in the third quarter of 2004 compared to the third quarter of 2003, as well as a significant increase in our number of loans originated for the third quarter of 2004 and the first nine months of 2004. We saw an increase in our weighted average median credit scores during the first nine months of 2004. The decrease in our average loan balance for the first nine months of 2004 was attributable to the loans we called during the first and third quarters of 2004 having a much lower average balance than new production since these loans are six to seven years old. We also saw an increase in the weighted average interest rates associated with fixed rate mortgages and a decrease in the weighted average interest rates on our adjustable rate mortgage production during the first nine months of 2004. Our volume of fixed rate first mortgages has declined in response to our raising of interest rates on these products, while our volume of fixed rate second mortgages has remained constant. Because second mortgages also have significantly higher interest rates than first mortgages, these two factors combined have pushed the fixed rate mortgage weighted average interest rates higher. Our adjustable rate mortgage rates have declined in order to remain competitive in the marketplace. The percentage of our production with prepayment penalties decreased to 66% for the first nine months of 2004 from 74% from the first nine months of 2003, primarily as a result of the seasoned portfolio of called loans we acquired during the first and third quarters of 2004 having no prepayment penalties in effect. Further discussion of each channel’s mortgage loan production can be found in “Business Segment Results.”

        The following table sets forth selected information about our total loan production and purchases for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004 (1)	2003	Variance
	(dollars in thousands)

Loan production	$999,588	$704,227	41.94%		$2,722,277	$2,159,640	26.05%
Average principal balance per loan	$147	$140	5.00%		$142	$143	(0.70)%
Number of loans originated	6,799	5,031	35.14%		19,198	15,098	27.16%
Combined weighted average initial LTV	80.29%	79.23%	1.34%		80.19%	79.56%	0.79%
Percentage of first mortgage loans owner
occupied	92.90%	92.11%	0.86%		93.02%	92.98%	0.04%
Percentage with prepayment penalty	67.17%	69.95%	(3.97)%		66.46%	74.20%	(10.4	3)%
Weighted average median credit score (2)	622	623	(1) p	oint	623	617	6 poi	nts
Percentage fixed rate mortgages	26.87%	38.71%	(30.5	9)%	35.84%	38.69%	(7.37)%
Percentage adjustable rate mortgages	73.13%	61.29%	19.32%		64.16%	61.31%	4.65%
Weighted average interest rate:
Fixed rate mortgages	8.22%	7.75%	6.06%		7.81%	7.80%	0.13%
Adjustable rate mortgages	7.02%	7.54%	(6.90)%		7.04%	7.71%	(8.69)%
Gross margin - adjustable rate
mortgages (3)	5.65%	5.13%	10.14%		5.51%	5.32%	3.57%

(1)	Amounts for the nine months ended September 30, 2004 include $186.8 million in called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Loan Production by Product Type

        We saw an increase in our interest only production and a decrease in our hybrid and our fixed mortgage production in the first nine months of 2004 as compared to the first nine months of 2003. During the three and nine months ended September 30, 2004, approximately 37% and 29% of our production was adjustable rate interest only mortgages, compared to 4% and 1% for the three and nine months ended September 30, 2003, respectively. The following table shows the composition of our loan production based on product type for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2003	Variance	2004 (1)	2003	Variance

Interest only adjustable rate mortgages	37.04%	4.17%	788.25%	28.84%	1.36%	2020.59%
Two year hybrids (2)	21.03%	36.84%	(42.92)%	23.28%	39.93%	(41.70)%
Three -five year hybrids (2)	14.80%	20.22%	(26.81)%	11.74%	19.96%	(41.18)%
Floating adjustable rate mortgages	0.26%	0.06%	333.33%	0.30%	0.06%	400.00%

Total adjustable rate mortgages	73.13%	61.29%	19.32%	64.16%	61.31%	4.65%

Fifteen year	2.24%	3.30%	(32.12)%	3.03%	3.60%	(15.83)%
Thirty year	15.40%	23.52%	(34.52)%	21.68%	23.65%	(8.33)%
Interest only fixed rate mortgages	1.38%	3.52%	(60.80)%	3.27%	2.63%	24.33%
Balloons and other (3)	7.85%	8.37%	(6.21)%	7.86%	8.81%	(10.78)%

Total fixed rate mortgages	26.87%	38.71%	(30.59)%	35.84%	38.69%	(7.37)%

(1)	Includes all called loans.

(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Production by Borrower Credit Score

The following table shows the composition of our loan production by borrower risk classification for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Variance		2004 (1)	2003	Variance

A+ Credit Loans (credit scores > 650) (2)
Percentage of total purchases and originations	31.97%	34.18%	(6.47)%		32.24%	30.46%	5.84%
Combined weighted average initial LTV	81.79%	80.91%	1.09%		81.43%	80.95%	0.59%
Weighted average median credit score	690	693	(3) po	ints	689	691	(2) po	ints
Weighted average interest rate:
Fixed rate mortgages	8.07%	7.55%	6.89%		7.55%	7.58%	(0.40)%
Adjustable rate mortgages	6.37%	6.65%	(4.21)%		6.32%	6.69%	(5.53)%
Gross margin - adjustable rate mortgages	5.08%	4.39%	15.72%		4.94%	4.55%	8.57%
A Credit Loans (credit scores 650 - 601)(2)
Percentage of total purchases and originations	31.07%	28.42%	9.32%		31.13%	28.80%	8.09%
Combined weighted average initial LTV	80.34%	78.92%	1.80%		80.75%	79.37%	1.74%
Weighted average median credit score	624	627	(3) po	ints	624	626	(2) po	ints
Weighted average interest rate:
Fixed rate mortgages	8.13%	7.58%	7.26%		7.67%	7.62%	0.66%
Adjustable rate mortgages	6.68%	7.03%	(4.98)%		6.66%	7.17%	(7.11)%
Gross margin - adjustable rate	5.44%	4.76%	14.29%		5.25%	4.91%	6.92%
mortgages
A- Credit Loans (credit Scores 600 - 551)(2)
Percentage of total purchases and originations	23.40%	21.27%	10.01%		22.48%	23.38%	(3.85)%
Combined weighted average initial LTV	78.97%	77.81%	1.49%		78.73%	78.66%	0.09%
Weighted average median credit score	579	577	2 poin	ts	580	577	3 poin	ts
Weighted average interest rate:
Fixed rate mortgages	8.14%	8.06%	0.99%		7.91%	8.03%	(1.49)%
Adjustable rate mortgages	7.31%	7.76%	(5.80)%		7.33%	7.98%	(8.15)%
Gross margin - adjustable rate
mortgages	5.95%	5.30%	12.26%		5.78%	5.50%	5.09%
B Credit Loans (credit Scores 550 - 526)(2)
Percentage of total purchases and originations	7.33%	8.63%	(15.06)%		7.70%	9.65%	(20.21)%
Combined weighted average initial LTV	78.97%	78.63%	0.43%		78.44%	79.67%	(1.54)%
Weighted average median credit score	544	539	5 poin	ts	543	538	5 poin	ts
Weighted average interest rate:
Fixed rate mortgages	9.10%	8.58%	6.06%		8.89%	8.77%	1.37%
Adjustable rate mortgages	8.12%	8.70%	(6.67)%		8.18%	8.78%	(6.83)%
Gross margin - adjustable rate mortgages	6.67%	6.09%	9.52%		6.42%	6.20%	3.55%
C /D Credit Loans (credit Scores <=525)(2)
Percentage of total purchases and originations	6.01%	7.46%	(19.44)%		6.15%	7.62%	(19.29)%
Combined weighted average initial LTV	79.11%	77.58%	1.97%		78.52%	77.45%	1.38%
Weighted average median credit score	521	512	9 poin	ts	521	513	8 poin	ts
Weighted average interest rate:
Fixed rate mortgages	9.78%	9.87%	(0.91)%		9.66%	9.79%	(1.33)%
Adjustable rate mortgages	8.86%	9.35%	(5.24)%		8.85%	9.44%	(6.25)%
Gross margin - adjustable rate mortgages	6.66%	6.55%	1.68%		6.61%	6.62%	(0.15)%
Unavailable credit scores
Percentage of total purchases and originations	0.22%	0.04%	450.00%		0.30%	0.09%	233.33%
Combined weighted average initial LTV	73.16%	61.23%	19.48%		75.40%	67.23%	12.15%
Weighted average median credit score	—	—	—		—	—	—
Weighted average interest rate:
Fixed rate mortgages	9.00%	12.13%	(25.80)%		10.49%	8.76%	19.75%
Adjustable rate mortgages	9.55%	8.21%	16.32%		9.27%	9.39%	(1.28)%
Gross margin - adjustable rate mortgages	6.46%	5.23%	23.52%		6.27%	6.09%	2.96%

(1)	Includes all called loans.

(2)	The letter grade applied to each risk classification reflects our internal standards and does not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans carry.

        We continue to experience a decline in the interest rates on our loans due to a significant increase in our higher credit quality production; however during the third quarter of 2004, our fixed rate mortgage weighted average coupons have increased slightly over the third quarter of 2003.

Loan Production by Income Documentation

        For the third quarter of 2004 and the first nine months of 2004, we saw an increase in our full documentation loan program. The following table shows the composition of our loan production based on income documentation for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,
	2004		2003		Variance
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production		Weighted Average Median Credit Score

Full documentation	69.38%	614	65.49%	609	5.94%		5 points
Limited documentation	3.10%	626	3.68%	635	(15.7	6)%	(9) points
Stated income	27.52%	644	30.83%	650	(10.7	4)%	(6) points

	For the Nine Months Ended September 30,
	2004 (1)		2003		Variance
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production		Weighted Average Median Credit Score

Full documentation	70.08%	615	67.44%	605	3.91%		10 points
Limited documentation	3.74%	619	4.23%	632	(11.5	8)%	(13)points
Stated income	26.18%	644	28.33%	643	(7.59)%		1 point

(1)	Includes all called loans.

Loan Production by Borrower Purpose

        For the three and nine months ended September 30, 2004 we saw a decrease in our rate or term refinance loan production, with an increase in our purchase loan production as compared to the three and nine months ended September 30, 2003. Even in years where we have experienced significant declines in mortgage interest rates, we have remained focused on cash-out refinance production. We anticipate the percentage of our purchase mortgage loan production may continue to increase in the future as a result of increased interest rates and our strategically focused marketing efforts. The following table shows the composition of our loan production based on borrower purpose for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Borrower Purpose	2004	2003	Variance		2004 (1)	2003	Variance

Cash-out refinance	65.39%	66.34%	(1.43)%		66.27%	68.38%	(3.09)%
Purchase	29.68%	26.42%	12.34%		26.81%	22.39%	19.74%
Rate or term refinance	4.93%	7.24%	(31.9	1)%	6.92%	9.23%	(25.0	3)%

(1)	Includes all called loans.

Geographic Distribution

        We have seen very little shift in our production levels by region for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The following table sets forth the percentage of all loans originated or purchased by us by region for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2003	Variance	2004 (1)	2003	Variance

South	25.88%	27.33%	(5.31)%	26.58%	26.14%	1.68%
California	25.39%	26.70%	(4.91)%	25.35%	26.92%	(5.83)%
Mid Atlantic	16.09%	14.82%	8.57%	15.36%	13.78%	11.47%
Midwest	11.91%	11.39%	4.57%	11.23%	11.54%	(2.69)%
West	10.52%	7.95%	32.33%	10.71%	8.94%	19.80%
Southwest	5.87%	6.36%	(7.70)%	6.34%	6.86%	(7.58)%
New England	4.34%	5.45%	(20.37)%	4.43%	5.82%	(23.8	8)%

Total	100.00%	100.00%		100.00%	100.00%

(1)	Includes all called loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We define market risk as the sensitivity of income to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans, which can negatively impact our future production volume and our projected income. Second, increases or decreases in interest rates can cause changes in our net interest income on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income. We refer to this second type of risk as our “managed interest rate risk”. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio. Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

        For further information on our interest rate risk profile and our types of managed interest rate risks, refer to our 2003 Form 10-K for the year ended December 31, 2003.

      Maturity and Repricing Information

        As shown in the tables below, from December 31, 2003 to September 30, 2004, there was an increase in our hedging activity due to the addition of new mortgage assets to our portfolio and the belief that interest rates would increase in the future. The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, and futures that we held as of September 30, 2004 and December 31, 2003.

	As of September 30, 2004
	2004	2005	2006	2007	2008	Thereafter
	(dollars in thousands)

Caps bought - notional:	$1,205,667	$898,216	$336,583	$18,167	—	—

Weighted average rate	2.73%	3.92%	3.27%	3.25%	—	—

Caps sold - notional:	$1,150,000	$865,966	$336,583	$18,167	—	—

Weighted average rate	3.43%	5.13%	4.94%	5.00%	—	—

Futures sold - notional:	—	$175,000	$532,500	$475,000	—	—

Weighted average rate	—	3.57%	4.01%	4.33%	—	—

Swaps bought - notional:	—	$500,000	$500,000	—	—	—

Weighted average rate	—	2.31%	3.52%	—	—	—

Puts bought - notional:	—	$50,000	—	—	—	—

Weighted average rate	—	2.25%	—	—	—	—

Puts sold - notional:	$200,000	$112,500	—	—	—	—

Weighted average rate	3.75%	4.11%	—	—	—	—

Calls bought - notional:	$1,850,000	—	—	—	—	—

Weighted average rate	1.86%	—	—	—	—	—

Total notional:	$4,405,667	$2,601,682	$1,705,666	$511,334	$—	$—

	As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
	(dollars in thousands)
Caps bought - notional:	$1,115,750	$927,466	$321,417	—	—	—

Weighted average rate	2.92%	3.87%	3.35%	—	—	—

Caps sold - notional:	$1,025,000	$899,299	$321,417	—	—	—

Weighted average rate	3.61%	5.09%	5.04%	—	—	—

Futures sold - notional:	—	$37,500	$112,500	—	—	—

Weighted average rate	—	3.88%	4.31%	—	—	—

Puts bought - notional:	$250,000	$50,000	—	—	—	—

Weighted average rate	1.50%	2.25%	—	—	—	—

Puts sold - notional:	$112,500	$437,500	—	—	—	—

Weighted average rate	2.78%	4.03%	—	—	—	—

Total notional:	$2,503,250	$2,351,765	$755,334	$—	$—	$—

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our net interest income as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of September 30, 2004 and the four scenarios that we used as of December 31, 2003.

	Effect on Net Interest Income of Assumed Changes in Interest Rates Over a Three Year Period
	September 30, 2004				December 31, 2003
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	(dollars in thousands)
Change in net	$(95,230)	$(46,307)	$3,576	$39,794	$(10,066)	$824	$10,827	$42,369
interest income from
mortgage portfolio
Change in net
interest income from
hedging instruments:
Futures	10,925	10,281	2,114	(3,523)	479	667	385	(1,133)
Swaps	13,607	6,689	490	(4,373)	—	—	—	—
Puts	(38)	19	(119)	(153)	615	(192)	(153)	(250)
Calls	(28)	(17)	477	1,257	—	—	—	—
Caps	9,602	5,038	828	(1,219)	2,310	556	(969)	(2,129)

Total change in net
interest income from
hedging instruments	$34,068	$22,010	$3,790	$(8,011)	$3,404	$1,031	$(737)	$(3,512)

Net change in net
interest income	$(61,162)	$(24,297)	$7,366	$31,783	$(6,662)	$1,855	$10,090	$38,857

        Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

        Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 350 basis points over a two-year period beginning in second quarter 2004. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the net interest income changes of our mortgage loans by assuming a comparable rise in financing rates. Making these assumptions at September 30, 2004, we estimate that our net interest income from our mortgage loan portfolio would decrease by $95.2 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $34.1 million. The net effect of this scenario would be a potential decline of $61.1 million in our net interest income from our portfolio. At December 31, 2003, we estimated that our net interest income could decline by approximately $6.7 million under this scenario.

        Scenario 2 – In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB doesn’t begin raising interest rates until the end of the second quarter of 2004 and then pushes interest rates higher at a faster pace as the economy expands and inflation increases. Under this scenario, we assume that interest rates have the potential to rise approximately 375 basis points, over a three-year period beginning in the second quarter of 2004. Making these assumptions at September 30, 2004, we estimate that our net interest income from our mortgage loan portfolio would decrease by $46.3 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $22.0 million. The net effect of this scenario would be a potential decline of $24.3 million in our net interest income from our portfolio. At December 31, 2003, we estimated that our net interest income could increase by approximately $1.9 million under this scenario.

        Scenario 3 — In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly with only an approximate 300 basis point increase over three years beginning in the second quarter of 2004. Given these assumptions at September 30, 2004, we estimate that our net interest income from our mortgage loan portfolio and hedging instruments would increase by $3.6 million and $3.8 million, respectively, for a total potential increase in net interest income of $7.4 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $10.1 million under this scenario.

        Scenario 4 –This scenario assumes that the FRB determines that it must maintain stable rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for an approximate 250 basis point increase in rates over the three year period. Given these assumptions at September 30, 2004, we estimate that our net interest income from our mortgage portfolio would increase by approximately $39.8 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $8.0 million, for a total potential increase in net interest income of approximately $31.8 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $38.9 million under this scenario.

        The hypothetical yield curve data for each scenario as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Oct-04	1.84	2.64	2.14	1.85	1.60
Dec-04	2.31	3.15	2.39	1.86	1.61
Mar-05	2.56	4.16	2.65	2.14	1.89
Jun-05	2.78	4.68	3.15	2.65	2.15
Sep-05	3.01	4.69	3.66	3.15	2.40
Dec-05	3.25	4.70	3.91	3.40	2.65
Mar-06	3.46	4.71	4.42	3.66	3.16
Jun-06	3.64	4.72	4.67	3.91	3.66
Sep-06	3.79	4.73	4.93	4.17	3.67
Dec-06	3.93	4.75	4.93	4.17	3.67
Mar-07	4.05	4.76	4.94	4.18	3.68
Jun-07	4.18	4.77	4.94	4.18	3.68
Sept-07	4.30	4.78	4.95	4.43	4.18

(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3-month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Jan-04	1.12	1.13	1.13	1.10	1.10
Mar-04	1.23	1.36	1.14	1.11	0.86
Jun-04	1.43	1.86	1.14	1.14	0.89
Sep-04	1.76	2.11	1.61	1.14	1.06
Dec-04	2.16	2.37	1.87	1.62	1.07
Mar-05	2.57	2.62	2.37	2.12	1.57
Jun-05	2.99	2.87	2.87	2.62	2.37
Sep-05	3.36	3.38	3.38	3.13	2.88
Dec-05	3.66	3.88	3.88	3.88	3.13
Mar-06	3.90	4.13	4.38	4.38	3.38
Jun-06	4.14	4.64	4.89	4.42	3.34
Sep-06	4.35	4.67	4.67	4.39	3.17
Dec-06	4.56	4.89	4.64	4.39	3.14

(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3- month maturity. The series of 3-month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

        These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis.

Item 4. Controls and Procedures

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act. There have been no changes in our internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

        Because we are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. If class actions are certified and there is an adverse outcome or we do not otherwise prevail in the following matters, we could suffer material losses, although we intend to vigorously defend these lawsuits.

        Josephine Coleman v. America’s MoneyLine, Inc. is a matter filed on November 20, 2002 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. Ms. Coleman alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. We appealed the District Court’s decision to the United States Court of Appeals for the Seventh Circuit. The Court of Appeals affirmed the District Court’s decision. We filed a motion to compel arbitration in state court, which was denied during the third quarter of 2004. We plan to appeal the denial of our Motion to Compel Arbitration to the 5th District Court of Appeals for the State of Illinois. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, Inc., the potential loss could materially and adversely affect our earnings. At the present time, however, we cannot predict the outcome of the case.

        Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al., is a legal proceeding previously reported by the Company. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 contains a description of this matter. There were no material developments in this legal proceeding during the quarter ended September 30, 2004.

        Shirley Hagan, et al. v. Concept Mortgage Corp., Saxon Mortgage, Inc. and others is a class action filed on February 27, 2003 in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, Inc., violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We removed the case to federal court and filed a motion to compel arbitration, which was granted by the Magistrate Judge and subsequently appealed by the plaintiff. The District Court affirmed the Magistrate Judge’s order, and arbitration was initiated. In August, 2004, the parties entered into a settlement agreement pursuant to which we agreed to reduce the outstanding balance, and interest rate, of the plaintiff’s loan and pay the plaintiff’s legal fees in the approximate amount of $30,000. We are continuing to perform our obligations under the settlement agreement.

         We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Use of Proceeds

        On September 20, 2004, the SEC declared effective the Company’s registration statement on Form S-11 (File No. 333-116028) in connection with its initial public offering of common stock. Friedman, Billings, Ramsey & Co., Inc. acted as the sole book runner and lead manager in the offering. The Company initially registered $500,000,000 in shares of its common stock and sold 17.0 million shares at $22.75 per share, or $386.8 in the aggregate on September 24, 2004.

        From September 20, 2004 through September 30, 2004, the Company estimates that it incurred approximately $24.9 million in expenses in connection with the offering, comprised of underwriting discounts and commissions, financial advisory fees, and other offering expenses. Of that amount, $0.5 million consisted of direct payments to our attorneys and various other organizations and $24.4 million consisted of indirect payments to our underwriters. After deducting the expenses described above, the net offering proceeds the Company received in the offering was approximately $361.9 million.

        From September 20, 2004 through September 30, 2004, the Company used the net proceeds from this offering as follows:

  Approximately $131.4 million to pay the cash component of the merger consideration due to persons and entities that held shares of Old Saxon Capital common stock immediately before the effective time of the merger; and
  $230.5 million for working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

        On September 13, 2004, Old Saxon held its annual stockholders’ meeting. There were 28,773,200 shares of common stock outstanding entitled to vote, and a total of 19,401,577 (67%) were represented at the meeting in person or by proxy for proposals 1, 3, and 4 and 22,715,200 (79%) were represented at the meeting in person or by proxy for proposal 2. The following summarizes vote results of proposals submitted to our stockholders:

1.     Proposal to approve the Agreement and Plan of merger dated July 12, 2004, among Saxon Capital, Inc., Saxon REIT, Inc., Saxon         Capital Holdings, Inc., and Saxon Merger Corporation pursuant to which the REIT conversion was effected.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
19,342,349	58,518	710	3,313,623

2.     Proposal to elect two directors for a term of one year.

NAME	FOR	WITHHELD
Edward G. Harshfield	16,807,133	5,908,067
Michael L. Sawyer	17,543,100	5,172,100

3.     Proposal to approve Old Saxon’s 2004 Incentive Compensation Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,408,468	10,989,967	3,142	3,313,623

4.     Proposal to approve Old Saxon’s 2004 Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
18,692,373	706,336	2,868	3,313,623

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated July 12, 2004, among Registrant, Old Saxon Capital, Saxon Capital Holdings, Inc., and Saxon Merger Corporation(1)

3.1	Articles of Amendment and Restatement of Registrant(2)

3.2	Amended and Restated Bylaws of Registrant(2)

4.1	Form of Common Stock Certificate of Saxon Capital, Inc.(3)

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Amended and Restated Employment Agreement with Michael L. Sawyer(4)

10.2	Amended and Restated Employment Agreement with Robert B. Eastep(4)

10.3	Amended and Restated Employment Agreement with Bradley D. Adams(4)

10.4	Saxon Capital, Inc. 2001 Stock Incentive Plan(5)

10.5	Saxon Capital, Inc. 2004 Employee Stock Purchase Plan(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

(1)	Incorporated herein by reference to Amendment No. 4 to the Company’s registration statement on Form S-4 (No. 333-112834) filed with the SEC on July 14, 2004.

(2)	Incorporated herein by reference to the Company’s registration statement on Form S-11 (No. 333-116028) filed with the SEC on May 28, 2004.

(3)	Incorporated herein by reference to Amendment No. 3 to the Company’s registration statement on Form S-4 (No. 333-112834) filed with the SEC on June 18, 2004.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50945) filed with the SEC on September 30, 2004.

(5)	Incorporated herein by reference to Saxon Capital, Inc.‘s registration statement on Form S-1 (File No. 333-71052) filed with the SEC on October 5, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004	SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: November 9, 2004	By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Chief Financial Officer (principal financial officer)