Form 10-K
period 2004-12-31
SAXON CAPITAL INC
filed 2005-03-16
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K

 ☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-32447
_____________________

SAXON CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	30-0228584
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4860 Cox Road Suite 300 Glen Allen, Virginia 23060	23060
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (804) 967-7400.
_____________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The number of shares of common stock of the registrant outstanding as of March 3, 2005 was 49,849,386. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant's precedessor ("Old Saxon") as of June 30, 2004 was $423,121,335.*

* Calculated by excluding all shares held by executive officers and directors of Old Saxon and all shareholders reporting beneficial ownership of more than 5% of Old Saxon’s common stock without conceding that all such persons were “affiliates” of Old Saxon for purposes of federal securities laws.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A for use in connection with its 2005 annual meeting of shareholders within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Page

Part I

Item 1.	Business	2
Item 2.	Properties	85
Item 3.	Legal Proceedings	86
Item 4.	Submission of Matters to a Vote of Shareholders	88

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	88
Item 6.	Selected Financial Data	89
Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	93
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	147
Item 8.	Financial Statements and Supplementary Data	153
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	153
Item 9A.	Controls and Procedures	153
Item 9B.	Other Information	156

Part III

Item 10.	Directors and Executive Officers of the Registrant	156
Item 11.	Executive Compensation	156
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	157
Item 13.	Certain Relationships and Related Transactions	157
Item 14.	Principal Accountant Fees and Services	158

Part IV

Item 15.	Exhibits and Financial Statement Schedules	158
Signatures	159

i

PART  I

Certain information contained in this annual report on Form 10-K, including certain information incorporated by reference into this document, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including those addressed in “Risk Factors” and the following risks and uncertainties, but not limited to:

•	changes in overall economic conditions or unanticipated changes in interest rates;

•	our ability to successfully implement our growth strategy;

•	greater than expected declines in consumer demand for residential mortgages, particularly non-conforming loans.

•	our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;

•	continued availability of financing facilities and access to the securitization markets or other funding sources;

•	deterioration in the credit quality of our loan portfolio and those of others serviced by us;

•	lack of access to the capital markets for additional funding;

•	challenges in successfully expanding our servicing platform and technological capabilities;

•	changes to the rating of our servicing operation;

•	difficulty in satisfying complex rules in order for us to qualify as a real estate investment trust, or REIT, for federal income tax purposes;

•	the ability of certain of our subsidiaries to qualify as qualified REIT subsidiaries for federal income tax purposes;

•	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

•	changes in federal income tax laws and regulations applicable to REITs;

•	increased servicing termination trigger events;

•	future litigation developments or regulatory or enforcement actions; and

•	increased competitive conditions or changes in the legal and regulatory environment in our industry.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the Securities and Exchange Commission.

Item 1. Business

Saxon Capital, Inc., a Delaware corporation, which we refer to as Old Saxon, was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. (referred to as our predecessor) from Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.), which we refer to as New Saxon, was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). A merger agreement effecting the REIT conversion was approved by the boards of directors and shareholders of the constituent entities and the merger was completed on September 24, 2004. The merger had no effect on our consolidated financial statements, as this was a merger of companies under common control.

Pursuant to the merger agreement, Old Saxon merged with and into Saxon Capital Holdings, Inc., a wholly-owned subsidiary of New Saxon, and New Saxon succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.” At the effective time of the merger, each outstanding share of Old Saxon common stock was converted into the right to receive one share of New Saxon common stock and a cash payment of $4.00. New Saxon simultaneously issued an additional 17.0 million shares of its common stock in a public offering, which resulted in $386.8 million in gross proceeds, which was partly used to pay the cash portion of the merger consideration.

We maintain our principal executive offices at 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060, and our telephone number is (804) 967-7400. Our common stock currently trades on Nasdaq under the symbol “SAXN.” We are expecting to transfer our common stock from the Nasdaq National Market to the New York Stock Exchange on Friday, March 18, 2005 under the symbol “SAX.”

Available Information

This annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge, through our website. Our website address is www.saxoncapitalinc.com.

We have adopted a code of conduct that applies to all of our employees, officers and directors. Our code of conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Governance and Nominating Committee Charter, and our Compensation Committee Charter. We will post on our website any amendments to the code, or waivers from, our code of conduct, if any, applicable to any of our directors or executive officers.

General

Since effecting our conversion to a REIT in September 2004, we have structured our business to facilitate compliance with REIT qualification rules. We have continued to conduct our business operations substantially as they were conducted prior to the REIT conversion. Our primary business strategy is to manage and grow on our balance sheet our portfolio of non-conforming mortgage loans to produce stable net interest and fee income. We hold our loans in our portfolio segment after they have been sold to our qualified REIT subsidiary. Our primary means of growing our portfolio is our three loan production business channels, which we call our retail, our wholesale, and our correspondent business channels. We refer to our retail, wholesale, and correspondent channels collectively as our “mortgage loan production segment.” We service the loans in our portfolio, as well as loans owned by third parties, in our servicing segment. We conduct our wholesale and our correspondent business channels, as well as secondary marketing, master servicing, and other administrative functions through Saxon Mortgage, Inc., which we refer to as Saxon Mortgage, and our retail business channel through America’s MoneyLine, Inc., which we refer to as America’s MoneyLine. We conduct our servicing segment through Saxon Mortgage Services, Inc., which we refer to as Saxon Mortgage Services. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete discussion of our consolidated results of operations and segment results, as well as production data for our business channels. Our segment information for the years ended December 31, 2003 and 2002 has been restated to reflect a change in the composition of our reportable segments. Throughout our discussion of our business operations, words such as “we” and “our” are intended to include our operating subsidiaries.

In our mortgage loan production segment, we originate, purchase and securitize primarily non-conforming residential mortgage loans. These loans are secured primarily by first mortgages. We believe we deliver superior value and service through our disciplined credit, pricing, and servicing processes throughout the lives of these loans. Our borrowers typically have limited credit histories, have high levels of consumer debt, or have experienced credit difficulties in the past. Mortgage loans to such borrowers are generally classified as “non-conforming” because they generally do not conform to or meet the underwriting guidelines of conventional mortgage lenders, such as government sponsored entities, or GSEs, like Fannie Mae or the Federal Home Loan Mortgage Corporation, or Freddie Mac. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the appropriateness of the loan collateral including the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). The interest rate and maximum loan amount are determined based upon our underwriting and risk-based pricing matrices. We have been originating and purchasing non-conforming mortgage loans since 1996, and believe the proprietary data that we have accumulated in our data warehouse is key to our ability to analyze the characteristics that drive loan performance.

At Saxon Mortgage, our wholesale channel originates or purchases loans through its network of approximately 4,000 independent brokers throughout the country and our correspondent channel purchases mortgage loans from approximately 350 correspondent lenders following a complete re-underwriting of each mortgage loan. At America’s MoneyLine, our retail channel originates mortgage loans directly to borrowers through its retail branch network, which consisted of 25 branches as of December 31, 2004 and currently consists of 21 branches, and also uses direct mail and the Internet to originate loans. For the years ended December 31, 2004 and 2003 we originated, purchased, or called approximately $3.8 billion and $2.8 billion, respectively, and securitized approximately $3.2 billion and $2.7 billion of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital, Inc. retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases, the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party.

We earn revenues primarily from the interest income from the mortgage loans originated or purchased in our mortgage loan production segment that are held in our portfolio segment and from mortgage loan servicing. For the years ended December 31, 2004, 2003 and 2002, revenues from our mortgage loan portfolio were 84%, 77%, and 75%, respectively, of our total revenues and revenues from servicing were 11%, 12%, and 11%, respectively, of our total revenues. Our business is impacted by seasonality with our production and delinquency levels typically being higher in the second, third, and fourth quarters of the year.

We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to December 31, 2004, we securitized approximately $19.0 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Our Industry

The residential mortgage market is the largest consumer finance market in the United States. According to the Mortgage Bankers Association of America, or MBAA, website as of January 21, 2005, lenders in the United States originated over $2.9 trillion in single-family mortgage loans in 2004 compared to $3.4 trillion in 2003. A substantial portion of the loan originations in 2003 and 2004 was attributable to mortgage loan refinancing by customers taking advantage of the decline in interest rates during 2003 and 2004. According to the MBAA website as of January 21, 2005, lenders in the United States are expected to originate $2.5 trillion in single-family mortgage loans in 2005. Because we believe that, historically, non-conforming mortgage loan originations have been less susceptible to interest rate fluctuations than have conforming mortgage loan originations, we believe that the projected decline is largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Thus, we do not expect the same level of decline in the non-conforming market and expect that our 2005 production levels will increase over 2004 production levels.

Generally, the mortgage loan industry is segmented by the size of the mortgage loans and the credit characteristics of the borrowers. Mortgage loans that conform to the guidelines of GSEs, such as Fannie Mae or Freddie Mac, which have guidelines for both size and credit characteristics, are called conforming mortgages. Our mortgage loans are considered non-conforming mortgages because of the size of the loans (generally referred to as jumbo mortgages), or the credit profiles of the borrowers (generally referred to as sub-prime mortgages), or both. We believe the non-conforming segment of the mortgage industry provides credit to a broad range of consumers who are underserved by the conforming mortgage market.

 Our Strategy

Our goal is to maximize shareholder value by building a high-quality non-conforming mortgage loan portfolio that produces stable net interest income and fee income from the loans we originate, purchase, and service. We intend to execute our strategy by:

•
increasing production volume across our origination platform by using our targeted marketing strategy, which involves direct mail and telemarketing, to increase our profitability by focusing on higher yielding, lower credit grade mortgage loan products and by offering more credit score-based products in the future;

•
utilizing aggregated historical loan performance information accumulated in our data warehouse to refine our risk based pricing strategies to help minimize our credit exposure while maximizing our expected return on investment;

•	increasing the consistency of our loan performance by emphasizing high levels of borrower contact through our Life of the Loan Credit Risk Management strategy; and
•
continuing to invest in technology to support consistent credit decisions, loss mitigation efforts, and operating efficiencies, and to increase customer satisfaction by providing quick underwriting decisions and delivery of services.

Mortgage Loan Production Segment

Wholesale Channel

Our wholesale channel purchases and originates non-conforming residential mortgage loans through non-exclusive relationships with various mortgage companies and mortgage brokers. We provide a variety of mortgage products to our brokers to allow them to better service their customers. Mortgage brokers identify applicants, help them complete loan application paperwork, gather required information and documents, and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms, and fund the loan upon acceptance by the borrower and satisfaction of all conditions to the loan. In some instances, brokers will close a loan using their sources of funds, and then sell us the closed loan after we underwrite it. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel without increasing marketing, labor, and other overhead costs incurred in connection with retail loan production.

New brokers join our wholesale network from various sources. Our account executives and our website are the main sources for new brokers. Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The wholesale channel’s management reviews this information to determine if the broker should be approved. When appropriate, the application may be reviewed and investigated by our Quality Control, or QC, Department before final approval.

Our on-going investment in technology has allowed us to provide our broker network with the ability to obtain on-line loan approvals and pricing in seconds. We believe the power and convenience of on-line loan approvals is a value added service that has and will continue to solidify our business relationships. In addition, our website provides our brokers with loan status reports, product guidelines, loan pricing, interest rate locks, and many other added features. We expect to continue to adapt web-based technologies to enhance our one-on-one relationships with our customers.

During 2004, our wholesale channel implemented several initiatives focused on developing a solid sales organization, enhancing operational performance, increasing profitability and improving the technology-related components of our business. Specifically, we:

•
continued our emphasis on training efforts for our sales division to increase production levels per account executive and to decrease employee turnover, resulting in enhanced customer relationships and increased market penetration;

•	increased our investment in customer service training;
•	completed several loan process enhancements to improve credit cycle times and reduce broker compliance and regulatory compliance-related issues; and
•	made additions to our website to increase customer utilization and improve operational efficiencies.

In 2005, our wholesale channel will continue to implement our core initiatives to grow production, improve operating efficiencies and increase profitability. In 2005, management established the following initiatives for our wholesale business channel:

•	expand our internal sales group, by adding positions in the western and central regions;
•	add sales specific tools to our website to enable our sales staff to access point of sale literature, such as marketing materials;
•	refine our sales compensation plans to focus on those loans that present us with the greatest opportunity for profitablility;
•	open a third processing center in Texas to add additional service support for the central, mountain, and western time zone states;
•	implement initiatives to replace our current origination system, enabling a reduction of keystrokes, improved process flows, as well as enhanced workflow management tools.

Correspondent Channel

We enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans to us through our correspondent channel. Our correspondent lenders close their loans through their own financing. After the loans are closed, the correspondent sells them to us through either “flow” or “bulk” delivery.

We make most of our purchases of loans using the “flow-delivery” method. That is, we purchase individual loans and re-underwrite and review the collateral for each loan that we purchase. We seek to buy most of the loans we purchase from correspondent lenders on an individual basis. We also make bulk purchases of loans in which our correspondent lenders close the loans and hold them until they have a pool of loans ready to be sold at one time. The pool of loans is put up for bid by the correspondent and typically sold to the purchaser offering the highest price for the pool. In the case of “bulk-delivery”, we still re-underwrite each loan and review all collateral before purchasing. We prefer the flow-delivery method to bulk-delivery because the flow-delivery method has had lower acquisition costs, and as a result has been more profitable than bulk-delivery. Acquisition costs in our correspondent channel consist primarily of the following:

•	the premiums that we pay to our correspondent customers for each loan; and
•	general and administrative costs, net of any fees that we receive from our correspondent customers.

Although our general and administrative costs are higher for flow-delivery loans than they are for bulk loans, the premiums we pay for flow-delivery are lower because we negotiate directly with each correspondent with respect to each loan rather than bidding against other purchasers for a pool of loans. In addition, the fees that we receive on flow-delivery loans are higher. The profitability of flow-delivery loans has been further enhanced by the lower relative levels of delinquency that we have experienced compared with bulk-delivery loans. We believe this is because we have a greater degree of control over loan product mix, credit grade mix, loan origination process, and the servicing transfer process for flow-delivery loans compared to bulk-delivery loans.

For the years ended December 31, 2004, 2003, and 2002, our correspondent flow loan volume accounted for 82%, 77%, and 62%, respectively, of our total correspondent channel loan production. Our 2004 flow volume exceeded our 2003 and 2002 volume by 21% and 122%, respectively, which was mainly attributable to the continued growth in our customer base and the strong refinance market that existed during the first three quarters of 2004. We continue to focus our efforts on the more profitable flow portion of the business. We maintain the capacity to underwrite, perform a funding/compliance review, and purchase loans using the bulk method in volumes well in excess of our 2004 production.

We had approximately 350 approved correspondent lenders as of December 31, 2004. New correspondent lenders become our customers from leads generated by our correspondent sales force. Our account executives and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders, a correspondent must meet various requirements and must complete the seller application package, provide evidence of a state license, bank or thrift charter, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our QC Department reviews this information for final approval.

In 2004, our correspondent channel implemented the following initiatives that assisted in improving our overall financial performance:

•	increased our online automated underwriting system usage by over 235%;
•	continued to streamline our manual underwriting, automated underwriting, and quality control processes to improve turn-around times and customer service; and
•	increased our average monthly funding customer base by 10% through enhanced processes that created customer retention and through the continuous prospecting of new customers.

For 2005, management established the following key initiatives for our correspondent business channel:

•	attract more small to medium sized flow mortgage banking customers;
•	create training materials for our customers;
•	create a private labeling product for our automated underwriting system that allows our customers to use this system on their own websites;
•	automate and enhance compliance testing;
•	create an on-line web based system that allows customer pipeline management.

Retail Channel

Our retail channel is operated by our wholly-owned subsidiary, America’s MoneyLine. As of March 15, 2005, we originate non-conforming mortgage loans directly to borrowers through America’s MoneyLine’s 21 branch offices. These branches are located in the following metropolitan areas: Phoenix, AZ; Foothill Ranch, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Oakbrook Terrace, IL; New Orleans, LA; Greenbelt, MD; Livonia, MI; Raleigh, NC; Cherry Hill, NJ; Hauppauge, NY; Las Vegas, NV; Portland, OR; Pittsburgh, PA; Dallas, TX; Ft. Worth, TX (Retention Unit); Glen Allen, VA (Internet/Direct Unit); and Richmond, VA.

We interact with our borrowers through loan officers in our branch locations and direct-to-the-borrower tools such as the Internet, telemarketing, and direct mailings. As part of our efforts to manage credit risk, all loan underwriting, closing, funding, and shipping is managed centrally out of our headquarters in Glen Allen, VA. A typical retail branch consists of approximately eleven employees: a branch manager, eight loan officers, and two loan processors. We seek to ensure that all of our loans officers are properly licensed where such licensing is required.

In 2004, our retail channel implemented the following initiatives:

•	implemented applications to better catalogue lead development from the application through the funding process to enable us to reduce costs relative to lead selection and distribution;
•	completed integration with select national title and appraisal vendors to allow processing staff to more efficiently order services, reducing total processing times;
•	reallocated human capital based on geographic demographics;
•
opened a processing center in Texas to enhance our ability to service central, mountain, and western time zone customers as well as to take advantage of the lower overhead cost available to us in Texas.

      For 2005, management established the following key initiatives for our retail business channel:

•	increase usage of our automated underwriting system to reduce origination costs by enabling the system to make decisions with regard to a greater percentage of mortgage loans;
•	implement additional automation of our underwriting program for our customers and staff;
•
continue to diversify our marketing capabilities beyond the Internet-based lead sources that have traditionally comprised the majority of our lead sources. This will be accomplished through increased telemarketing and direct mail-generated marketing as well as enhancement to the website;

•
continue to diversify our marketing capabilities beyond the Internet-based lead sources that have traditionally comprised the majority of our lead sources. This will be accomplished through increased telemarketing and direct mail-generated marketing as well as enhancement to the website;

•	continue to diversify our production by marketing our traditional sub-prime lending products;
•	continue to diversify our production by marketing our traditional sub-prime lending products;
•	reduce employee turnover; and
•	implement initiatives to upgrade our current origination system, enabling a reduction of keystrokes and improved process flows, as well as implementing enhanced workflow management tools.

We have no plans to open additional branch offices in 2005. In July 2004, we closed two branch offices, reducing the number of our retail branches from 27 to 25, and during February and March of 2005, we closed four additional branch offices in order to reduce our fixed costs associated with our branch network, while continuing an analysis of potential opportunities for additional cost savings through additional branch and/or operational consolidation. We review quarterly the top 40 metropolitan statistical areas to identify our target markets based on the following initial statistics:

•	number of households;
•	homeownership rates;
•	home price ranges;
•	unemployment rates;
•	delinquency rates;
•	median household income; and
•	available equity.

    In addition, we review competitors’ performance in those markets to identify strategic opportunities for growth. We also review certain monthly financial metrics to monitor the performance of each branch.

Servicing Segment

Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Saxon Mortgage Services, begins the process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. In addition to servicing mortgage loans that we originate or purchase, we also service mortgage loans for other lenders and investors. For the year ended December 31, 2004, we purchased the rights to service $11.5 billion in mortgage loans, which represented 57% of our total servicing portfolio at December 31, 2004. Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with non-conforming loans requires active communication with our borrowers. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. Contact with the borrower is initiated through outbound telephone campaigns, monthly billing statements, and direct mail, and is tailored to reflect the borrower’s payment habits, loan risk profile, and loan status. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower’s historical payment patterns and the borrower’s risk profile. Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual servicing the loan. Our website also provides borrowers with access to account information and online payment alternatives.

For 2004, the following key initiatives were implemented for our servicing segment. We:

•	continued to reinforce the business structure and training of our growing staff;
•	established a “Best Practices” plan to continue our high customer service levels;
•	continued to focus on productivity gains through process improvement and outsourcing non-essential areas.

For 2005, management established the following key initiatives for the servicing segment:

•	open a new servicing center in Virginia to support the growth of our servicing segment and serve as a secondary site for disaster recovery purposes;
•	maximize the effectiveness of our human capital by reinforcing management training and development to assist with internal promotion of our employees;
•	continue process improvement;
•	maximize the effectiveness of our technology assets;
•	improve strategic awareness of our servicing business plan; and
•	continue to focus on servicing portfolio growth and performance.

    Our goal is to provide the most efficient and economical solutions to the workflow processes we manage in the servicing area. Outsourcing has allowed us to maintain our high quality of performance while reducing our costs. We have in the past successfully outsourced areas including tax tracking, insurance tracking and foreclosure and bankruptcy tracking. In 2004, we began outsourcing document management functions, which has improved our timelines and document exception rates.

We continue to develop our website to improve customer service and expand business-to-business initiatives, as well as to enhance our performance in default and timeline management. We are able to deliver online access to selected loan documents and an online interview guiding our borrower through alternatives to foreclosure.

Once an account becomes thirty days delinquent, the borrower receives a breach notice allowing thirty days, or more if required by applicable state law, to cure the default before the account is referred for foreclosure. The call center continues active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less.

Accounts that are more than sixty days delinquent are transferred to our Loss Mitigation department, which continues to actively attempt to resolve the delinquency while our Foreclosure department refers the file to local counsel to begin the foreclosure process. The Loss Mitigation department is supported by our predictive dialer as well as the Fiserv system. Fiserv is our core servicing platform and provides all loan level detail and interacts with our supplemental products such as the dialer, pay-by-phone and website activity.

Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through an outsourcing partner that uploads data into the loan servicing system. The Fiserv system schedules key dates throughout the foreclosure process, enhancing the outsourcer’s ability to monitor and manage foreclosure counsel. Properties acquired through foreclosure are transferred to the REO department to manage eviction and marketing of the properties.

Once the properties are vacant, they are listed with one of three national asset management firms that develop a marketing strategy designed to ensure the highest net recovery upon liquidation. The REO department monitors these asset managers. Property listings are reviewed monthly to ensure the properties are properly maintained and actively marketed.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Business Segment Results” for a further discussion of the financial results of our segments. See Note 21 to our audited consolidated financial statements for information about the revenues, income and assets of each of our business segments.

Underwriting

We underwrite each loan that we originate or purchase on an individual basis, even in instances where we purchase a group of mortgage loans in bulk. This means we thoroughly review the borrower’s credit history, appraisal of property securing the loan, and income documents (except to the extent our stated income and limited documentation programs do not require income documentation) for accuracy and completeness. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. We have established seven classifications with respect to the credit profile of potential borrowers, and we assign a rating to each loan based on these classifications. Based on our analysis of these factors, we determine loan terms, including the interest rate and maximum LTV. As an example, we generally offer loans with higher interest rates to borrowers that have less favorable credit histories than borrowers with more favorable credit histories, based upon our assessment of the loan’s appraisal or fraud risk and probability of default.

Our underwriting philosophy also requires that we analyze the overall situation of the borrower and takes into account compensating factors that may be used to offset certain areas of weakness. Specific compensating factors may include mortgage payment history, disposable income, employment stability, number of years at current residence, LTV, income documentation type, and property type. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending on the economic conditions of a particular market.

We also use our automated credit decision system to provide pre-qualification decisions over the Internet. When this system is used, the loan is still underwritten by one of our underwriters before funding. While we intend to continue to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review income, transaction details, and appraisal documentation to ensure that each loan is underwritten in accordance with our guidelines.

    Our underwriting guidelines are determined by our credit committee, which is composed of senior executives as well as members of senior management of each business channel. Our credit committee meets frequently to review proposed changes to our underwriting guidelines. To the extent an individual loan does not qualify for a loan program or credit grade, our underwriters can and will make recommendations for an approval of the loan by “underwriting exception.” Our business channels’ underwriting managers have final approval of underwriting exceptions, which are tracked in our data warehouse. Performance of loans with or without exceptions is monitored and reported monthly to appropriate company officers.

Our senior underwriting managers generally have a minimum of ten years of industry experience and report directly to the Executive Vice President in charge of the respective business channel, and directly to our Chief Credit Officer for credit policy matters. Reporting to each senior underwriting manager are supervisory underwriting managers who have substantial industry experience. Our underwriting managers conduct regular training sessions on emerging trends in production, as well as provide feedback from the monthly default resolution plan, or DRP, and risk management meetings, which are held quarterly.

The loans we originate and purchase generally do not meet conventional underwriting standards, such as the standards used by GSEs like Fannie Mae or Freddie Mac. As a result, our loan portfolios are likely to have higher delinquency and foreclosure rates than loan portfolios based on conventional underwriting criteria.

Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards or in some cases an insured automated valuation. Each appraisal includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home. The appraisal may not be more than 180 days old on the day the loan is originated. In most instances, we require a second full appraisal or an Insured Automated Valuation Model, when qualified, for properties that have a value of more than $500,000.

We have three loan documentation programs:

•
Full Documentation—requires the borrower’s credit report, loan application, property appraisal, and documents that verify employment and bank deposits, such as W-2s, pay stubs, and/or signed tax returns for the past two years. As of December 31, 2004, the full documentation program covered 73% of our loans.

•
Limited Documentation—requires six months of personal and/or business bank statements as documentation of the borrower’s stated cash flow. All limited documentation loans require personal bank statements from the borrower -- six months of bank statements are required for LTVs below 80% and 12 months of bank statements are required for LTVs in excess of 80%. As of December 31, 2004, the limited documentation program covered 4% of our loans.

•
Stated Income—requires verification of borrower’s employment and/or existence of business. Borrower’s income as stated on the loan application is reviewed for reasonableness for the related occupation but is not independently verified. A self-employed borrower must have been in business for at least two years. As of December 31, 2004, the stated income documentation program covered 23% of our loans.

Our full documentation program requires the highest level of credit documentation of all of our programs and is typically selected by those borrowers that are able to meet those requirements. Our limited documentation program is typically selected by self-employed borrowers, who may have encountered difficulty qualifying for Fannie Mae and Freddie Mac loans due to the requirements for W-2 forms, pay stubs, and similar employment-related documentation requirements associated with such loans. Our stated income program is typically selected by borrowers who do not meet the requirements for independent verification of income associated with Fannie Mae and Freddie Mac loans. Both limited documentation and stated income program loans require specialized underwriting and involve higher degrees of risk; accordingly these loans generally have higher interest rates and lower LTVs than are available to borrowers that meet the requirements of our full documentation program.

As described below, we have two loan programs for first mortgages, a niche program for first and second mortgages with 100% combined LTV (referred to as CLTV), and one program for second mortgages. The key distinguishing features of each program are the documentation required to obtain a loan, the LTV, and the credit scores necessary to qualify under a particular program. Each program also uses maximum LTVs and loan amounts to mitigate risk. We apply our proprietary credit grading system only to non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans.

In addition, each of our loan products has a maximum CLTV amount, which is the maximum encumbrance allowed on a specific mortgaged property. We permit three general categories of second liens that may be subordinate to a Saxon Capital first lien. These are:

•	a second lien of ours;
•	an institutional lender’s second lien; or
•	a private second lien (including second liens retained by a seller of a mortgaged property).

The maximum CLTV varies based on occupancy type, documentation type, LTV, and loan amount. Our “A+” and “A” credit grade second lien programs allow for a maximum CLTV of 100% for fully documented loans secured by owner-occupied properties to borrowers with a minimum credit score of 600. The credit scores range from 300 to 900. Subordinate financing is allowed to 100% CLTV where the maximum first lien held by us is 90% or less. Our first liens in excess of 90% LTV do not allow subordinate financing. The stated income program and any of our first liens in excess of $500,000 require that a subordinate lienholder be a lending institution.

The key determinants of credit score are payment history, credit usage, credit report inquiries, the length of time borrowers have been managing credit, the number of credit accounts borrowers have, and the type of institutions that have extended credit to such borrowers. For example, borrowers with a 600 credit score generally have few isolated late payments, usually none more than 30 days. Their credit usage will normally be moderate to high, and their history will contain bank references. Inquiries to the credit report will be moderate or limited to events such as car shopping or major purchase events. Conversely, borrowers with a 450 credit score generally have many delinquent accounts. Their delinquencies will be severe, include 90 day delinquent accounts, and charged off accounts in the last 12 months. These borrowers will have exhibited this type of payment behavior over an extended period of time. Credit usage will be high or may have no accounts with available lines open. Inquiries will normally be excessive since lenders are not as willing to grant credit to borrowers with lower credit scores.

ScorePlus Underwriting Program.    Our ScorePlus underwriting program is a product that we developed to provide a faster and simpler credit qualification process to those customers using our automated system by limiting the basis for our underwriting decisions to the following five factors:

•	mortgage history;
•	credit score (in place of secondary credit review);
•	bankruptcy history;
•	foreclosure history; and
•	debt-to-income ratio.

    These variables fit into parameters for maximum LTV and loan amount by occupancy, income documentation, and property type to assess rate and risk. This program is available for mortgage loans secured by properties of all occupancy types and in all of our loan documentation programs. Because the ScorePlus underwriting decision is based solely on the five factors listed above, the underwriting process can be more extensively automated for those customers for whom speed of decision is the paramount need. The ScorePlus program involves a lesser degree of individualized examination of traditional underwriting factors (other than the five factors listed above). For borrowers unable to meet the ScorePlus requirements, we offer to review the borrower’s specific circumstances and extend credit where we can do so prudently and at an appropriately risk-adjusted price, based on reasoned exceptions.

We believe our ScorePlus program, which was introduced to the marketplace in January 2001, is one of our most successful products developed to date based on increased production of the aggregate dollar value of the loans funded under this program. For the year ended December 31, 2004, we generated $2.0 billion in loans through our ScorePlus program, or 57% of our total loan volume for 2004, compared to $1.6 billion, or 55% of total loan volume for the year ended December 31, 2003. We expect that ScorePlus’ percentage of our total production will continue to increase throughout 2005.

In November 2004, we consolidated three existing lending programs into one. The Traditional and ScorePlus High LTV programs were retired and merged into our ScorePlus program. The factors listed above in the ScorePlus description are now considered for all ScorePlus loans. This change allows us to provide less complex guidelines to our customers and create an ease of use in our automated underwriting system. LTVs were reduced in the lower credit score bands and were increased slightly in the less risky higher credit score ranges.

ScoreDirect Program.  We introduced our ScoreDirect program in December of 2003 using the credit score as the determining factor in the credit decision. ScoreDirect is only offered as a full documentation product. In addition to credit score, the following factors are also considered:

•	bankruptcy history;
•	foreclosure history;
•	debt-to-income ratio; and
•	current mortgage delinquency.

ScoreDirect does not offer the possibility for allowing certain exceptions. For loans not meeting our ScoreDirect guidelines, we apply the ScorePlus guidelines for possible qualification.  As of December 31, 2004, the portion of our mortgage loan portfolio represented by the ScoreDirect Program was 5%.

Second Liens.    This credit score driven product, available for loans up to 100% CLTV, is concentrated on the home equity market and is available for loans secured by owner-occupied primary residences only and under our full documentation and stated income documentation programs. We typically sell the loans secured by second liens that we originate or purchase. As of December 31, 2004, the portion of our mortgage loan portfolio represented by loans secured by second liens was less than 1%.

Quality Control

The primary focus of our QC Department is to ensure that all loans are underwritten in accordance with our underwriting guidelines. On a monthly basis, using a statistically-based sampling system, the QC Department selects certain funded loans for review, re-underwrites those loans, re-verifies the sources of income and employment, and reviews the appraisals to ensure collateral values for the loans are supported by the appraisals. In addition, the QC Department selects loans before funding for re-underwriting based upon collateral and borrower characteristics as a further quality control procedure. Any material findings noted during the QC Department’s monthly review are communicated to senior management immediately.

Our QC Department is also responsible for performing a fraud investigation on any loan which becomes delinquent on its first or second payment due date, as well as loans that go into default later in the loan’s life and which our Loss Mitigation department believes may contain borrower or seller misrepresentations. To the extent the QC Department’s review indicates that a loan contains material misrepresentations, the QC Department will make recommendations regarding the exercise of remedies available to us, including, where appropriate, requiring the originator to repurchase the loan from us and potentially civil litigation. In addition, the QC Department advises our business channels on methods to avoid funding loans with similar issues in the future.

All findings of the QC Department are reported quarterly to members of senior management at risk management meetings. At these meetings, management analyzes the results of the monthly QC Department audits as well as performance trends and servicing issues. Based upon this meeting, further analysis is undertaken and recommendations may be made to the Credit Committee to modify underwriting guidelines or procedures.

Mortgage Loan Portfolio

Net mortgage loan portfolio included on our consolidated balance sheet was $6.0 billion as of December 31, 2004. We have generally seen consistent levels on our combined weighted average LTV, percentage of first mortgage owner occupied and mix of fixed rate and variable rate mortgage loan characteristics. We saw a slight increase in our weighted average median credit scores, determined based on the median of FICO, Empirica, and Beacon credit scores, during 2004. We expect these changes to the composition of our portfolio credit scores to have a positive effect on the performance of our portfolio with a lower level of losses expected. We expect lower levels of impaired loans and losses in relation to the portfolio as a whole and this has led to a lower required allowance for loan loss as a percentage of the mortgage loan portfolio.

During 2004, we also saw a decrease in the weighted average interest rate on our portfolio. This was primarily due to the liquidation of higher weighted average coupon loans as well as an increase in the credit quality of our mortgage loan portfolio because higher credit quality loans generally have lower interest rates. This decrease in interest rates has caused a decline in the gross yield that we earn on our mortgage portfolio. To the extent interest rates rise in 2005, we would expect an increase in the interest rates we charge on the mortgage loans we originate. In addition, because of our intent to focus to some extent on higher interest rate, lower credit grade products, the credit quality characteristics of our mortgage loan production may be lower than we experienced in 2004. If we increase our lower credit grade production in the future, and thereby increase our percentage of these loans in our portfolio mix, we may increase the weighted average interest rate on our portfolio and, if managed properly, this may positively impact net interest income. However, lower credit grade production will likely lead to increased delinquencies and higher provisions for mortgage loan losses.

Overview of Mortgage Loan Portfolio

	December 31, 2004 (1)	December 31, 2003 (1)	Variance
	($ in thousands)
Average principal balance per loan	$138	$133	3.76%
Combined weighted average initial LTV	78.87%	78.16%	0.91%
Percentage of first mortgage loans owner occupied	96.11%	95.04%	1.13%
Percentage with prepayment penalty	76.44%	80.18%	(4.66)%
Weighted average median credit score (2)	617	610	7 points
Percentage fixed rate mortgages	35.85%	37.75%	(5.03)%
Percentage adjustable rate mortgages	64.15%	62.25%	3.05%
Weighted average interest rate:
Fixed rate mortgages	7.76%	8.22%	(5.60)%
Adjustable rate mortgages	7.47%	8.24%	(9.34)%
Gross margin - adjustable rate mortgages (3)	5.49%	5.40%	1.67%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

    Mortgage Loan Portfolio by Product Type

We originate and purchase both adjustable rate mortgages, or ARMs, and fixed rate mortgages, or FRMs. The majority of our FRMs are 30-year mortgages. Our ARM production consists of floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every six or every 12 -months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60 -month’s of the loan term, and thereafter adjusts either every six or every 12 -months. All of our ARMs adjust with reference to a defined index rate.

We offer fixed rate interest only and adjustable rate interest only loans. FRM interest only loans require only interest payments to be made for the first 60 months of the loan. After this interest only period is complete, the loan is then recalculated to fully amortize the principal over the remaining term of the loan. The ARM interest only loan is similar in that it also requires only interest payments to be made for the first 60 months of the loan; however, once the interest only period is complete, the loan is then recalculated to a fully amortizing 25-year ARM with variable interest rates.

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

In general, our mix of ARMs and FRMs remained relatively consistent during 2004. However, we have experienced a decrease in our two-year hybrid loans, our three to five-year hybrid loans, and our floating ARMs, primarily because of a significant increase in our interest only adjustable rate product. The same trend is also seen in our FRMs; we have experienced a decrease in our 15-year, 30-year, balloon, and other FRM products primarily because of a significant increase in our interest only fixed rate product.

The following table sets forth information about our mortgage loan portfolio based on product type as of December 31, 2004 and 2003.

	December 31, 2004 (1)	December 31, 2003 (1)	Variance
Floating adjustable rate mortgages	0.44%	0.61%	(27.87)%
Interest only adjustable rate mortgages	18.23%	2.22%	721.17%
Two year hybrids (2)	28.14%	37.15%	(24.25)%
Three - five year hybrids (2)	17.34%	22.27%	(22.14)%
Total adjustable rate mortgages	64.15%	62.25%	3.05%
Fifteen year	3.66%	3.93%	(6.87)%
Thirty year	23.34%	23.44%	(0.43)%
Interest only fixed rate mortgages	2.38%	1.64%	45.12%
Balloons and other (3)	6.47%	8.74%	(25.97)%
Total fixed rate mortgages	35.85%	37.75%	(5.03)%
        _______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
(3)
Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Credit Score

The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of December 31, 2004 and 2003.

	December 31, 2004 (1)	December 31, 2003 (1)	Variance
Credit scores > 650
Percentage of portfolio	29.01%	25.34%	14.48%
Combined weighted average initial LTV	78.43%	76.19%	2.94%
Weighted average median credit score	692	692	—
Weighted average interest rate:
Fixed rate mortgages	7.05%	7.42%	(4.99)%
Adjustable rate mortgages	6.50%	7.01%	(7.28)%
Gross margin - adjustable rate mortgages (2)	4.86%	4.59%	5.88%
Credit scores 650 - 601
Percentage of portfolio	30.00%	28.43%	5.52%
Combined weighted average initial LTV	79.34%	78.38%	1.22%
Weighted average median credit score	625	626	(1) point
Weighted average interest rate:
Fixed rate mortgages	7.56%	7.96%	(5.03)%
Adjustable rate mortgages	6.95%	7.60%	(8.55)%
Gross margin - adjustable rate mortgages (2)	5.21%	4.95%	5.25%
Credit scores 600 - 551
Percentage of portfolio	24.08%	25.07%	(3.95)%
Combined weighted average initial LTV	78.93%	79.32%	(0.49)%
Weighted average median credit score	578	577	1 point
Weighted average interest rate:
Fixed rate mortgages	8.24%	8.75%	(5.83)%
Adjustable rate mortgages	7.74%	8.42%	(8.08)%
Gross margin - adjustable rate mortgages (2)	5.69%	5.50%	3.45%
Credit scores 550 - 526
Percentage of portfolio	9.00%	11.15%	(19.28)%
Combined weighted average initial LTV	79.57%	79.93%	(0.45)%
Weighted average median credit score	539	538	1 point
Weighted average interest rate:
Fixed rate mortgages	9.41%	9.92%	(5.14)%
Adjustable rate mortgages	8.70%	9.20%	(5.43)%
Gross margin - adjustable rate mortgages (2)	6.30%	6.12%	2.94%
Credit scores <=525
Percentage of portfolio	7.24%	9.20%	(21.30)%
Combined weighted average initial LTV	78.19%	77.98%	0.27%
Weighted average median credit score	510	508	2 points
Weighted average interest rate:
Fixed rate mortgages	10.48%	10.92%	(4.03)%
Adjustable rate mortgages	9.43%	10.03%	(5.98)%
Gross margin - adjustable rate mortgages (2)	6.60%	6.64%	(0.60)%
Unavailable credit scores
Percentage of portfolio	0.67%	0.81%	(17.28)%
Combined weighted average initial LTV	73.33%	73.48%	(0.20)%
Weighted average median credit score	—	—	—
Weighted average interest rate:
Fixed rate mortgages	10.10%	10.10%	—
Adjustable rate mortgages	9.44%	9.49%	(0.53)%
Gross margin - adjustable rate mortgages (2)	5.82%	5.60%	3.93%
___________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.
(2)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

During 2004, our loan originations continued to include a high percentage of A plus production, which lowered the weighted average coupon on our portfolio. As a result, we experienced declines in our weighted average interest rates on our portfolio during 2004.

Mortgage Loan Portfolio by Income Documentation

Typically, we require income documentation that conforms to GSE requirements. We call this a full documentation mortgage loan. We also originate loans that require less income documentation through our limited documentation mortgage loan program, and we originate loans with no verification of income through our stated income mortgage loan program. In general, the risk of loss on the mortgage loan increases as less income documentation is required during the origination process.

     Our mortgage loan documentation as of December 31, 2004 had changed very little compared to December 31, 2003. The following table sets forth information about our mortgage loan portfolio based on income documentation as of December 31, 2004 and 2003.

	December 31, 2004 (1)		December 31, 2003 (1)
Income documentation	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio Variance	Weighted Average Median Credit Score Variance
Full documentation	72.46%	610	72.25%	602	0.29%	8 points
Limited documentation	4.26%	623	5.06%	626	(15.81)%	(3) points
Stated income	23.28%	638	22.69%	632	2.60%	6 points
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

We saw very little change in the mix of borrower purpose within our portfolio during 2004. We anticipate an increase in the future in the percentage of our cash-out refinance mortgage loan portfolio as a result of rising interest rates and our marketing efforts. We expect borrowers who have credit card or installment debt will still be in the market for cash-out refinance loans as they strive to reduce their monthly payments by extending debt over a longer period of time to help increase their disposable income. Most of this activity will likely be within the sub-prime lending sector. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of December 31, 2004 and 2003.

Borrower Purpose	December 31, 2004 (1)	December 31, 2003 (1)	Variance
Cash-out refinance	68.38%	69.23%	(1.23)%
Purchase	23.00%	21.25%	8.24%
Rate or term refinance	8.62%	9.52%	(9.45)%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.

Mortgage Loan Portfolio Geographic Distribution

We saw very little shift in the concentration of our geographic distribution during 2004. We do not expect our geographic portfolio mix to change materially in 2005. We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We group the states in the United States by region as follows:

The following table sets forth the percentage of our mortgage loan portfolio by region as of December 31, 2004 and 2003.

	December 31, 2004 (1)	December 31, 2003 (1)	Variance
South	29.35%	28.38%	3.42%
California	21.11%	22.46%	(6.01)%
Mid Atlantic	14.16%	13.53%	4.66%
Midwest	13.16%	13.61%	(3.31)%
West	9.93%	9.22%	7.70%
Southwest	7.78%	7.94%	(2.02)%
New England	4.51%	4.86%	(7.20)%
Total	100.00%	100.00%
    _______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2004 and 2003 of $238.5 million and $78.8 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our weighted average coupon, or WAC, on our respective securitizations has declined since 2001 due to the declining interest rate environment and our originations of higher credit grade mortgage loans over the period from 2001 to 2004. In 2005, we expect our average credit scores may decline slightly as we head into a rising rate environment. If this occurs, we expect the WAC on our loans to rise. The current loan balance as a percentage of original loan balance declined from December 31, 2003 to December 31, 2004 as our customers have either prepaid or paid down their mortgage loans by making the regular contractual principal payments.

    The following tables set forth information about our securitized mortgage loan portfolio as of December 31, 2004 and 2003.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Portfolio	Percentage of Original Remaining	Remaining WAC Fixed	Remaining WAC Arm
		($ in thousands)
December 31, 2004
SAST 2001-2	8/2/2001	$650,410	$144,211	3%	22%	9.36%	9.83%
SAST 2001-3	10/11/2001	$699,999	$143,788	3%	21%	10.01%	9.60%
SAST 2002-1	3/14/2002	$899,995	$253,942	5%	28%	8.88%	8.99%
SAST 2002-2	7/10/2002	$605,000	$196,468	4%	32%	8.87%	9.16%
SAST 2002-3	11/8/2002	$999,999	$363,438	7%	36%	8.35%	8.31%
SAST 2003-1	3/6/2003	$749,996	$352,543	7%	47%	7.45%	8.08%
SAST 2003-2	5/29/2003	$599,989	$323,092	6%	54%	7.30%	7.41%
SAST 2003-3	9/16/2003	$1,000,000	$630,271	12%	63%	7.23%	7.51%
SAST 2004-1	2/19/2004	$1,099,999	$851,286	16%	77%	7.85%	7.40%
SAST 2004-2	7/27/2004	$1,199,994	$1,113,932	21%	93%	7.02%	6.74%
SAST 2004-3	10/27/2004	$899,956	$885,484	17%	98%	7.51%	6.99%
Total		$9,405,337	$5,258,455
December 31, 2003
SAST 2001-2	8/2/2001	$650,410	$252,627	6%	39%	9.54%	9.86%
SAST 2001-3	10/11/2001	$699,999	$275,915	7%	39%	10.02%	9.65%
SAST 2002-1	3/14/2002	$899,995	$449,616	11%	50%	8.93%	9.21%
SAST 2002-2	7/10/2002	$605,000	$353,607	8%	58%	8.88%	9.08%
SAST 2002-3	11/8/2002	$999,999	$698,704	17%	70%	8.43%	8.38%
SAST 2003-1	3/6/2003	$749,996	$626,089	15%	83%	7.57%	8.06%
SAST 2003-2	5/29/2003	$599,989	$546,274	13%	91%	7.39%	7.53%
SAST 2003-3	9/16/2003	$1,000,000	$977,656	23%	98%	7.33%	7.59%
Total		$6,205,388	$4,180,488

Borrowers who accept a prepayment penalty receive a lower interest rate on their mortgage loan. A number of states restrict our ability to charge prepayment penalties on mortgage loans made to borrowers in such states. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six-months interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees in interest income. In addition, if a loan prepays we fully expense any related deferred costs for that loan upon prepayment. We reflect the amortization of deferred costs in interest income.

We experienced higher prepayments of our mortgage loans during 2004 compared to 2003. This was primarily due to refinancing activity steadily increasing during 2004 compared to 2003 as we continued to experience a declining interest rate environment and a strong housing market. We expect slower prepayment speeds in future periods if market interest rates continue to increase. This would positively impact interest income. However, we would also anticipate a decrease in the prepayment penalty income we receive.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
December 31, 2004
SAST 2001-2	8/2/2001	46.19%	36.11%	52.36%	30.75%	42.96%
SAST 2001-3	10/11/2001	23.07%	41.45%	50.46%	35.79%	42.73%
SAST 2002-1	3/14/2002	64.85%	34.12%	49.03%	31.29%	40.97%
SAST 2002-2	7/10/2002	57.27%	36.03%	47.77%	32.90%	39.90%
SAST 2002-3	11/8/2002	53.38%	38.17%	51.72%	30.56%	41.09%
SAST 2003-1	3/6/2003	69.48%	34.98%	49.58%	26.83%	40.17%
SAST 2003-2	5/29/2003	71.64%	31.87%	44.93%	25.88%	37.15%
SAST 2003-3	9/16/2003	58.69%	24.44%	41.52%	20.23%	35.48%
SAST 2004-1	2/19/2004	50.32%	—	—	18.89%	30.77%
SAST 2004-2	7/27/2004	56.27%	—	—	12.37%	22.62%
SAST 2004-3	10/27/2004	51.66%	—	—	1.77%	21.59%
December 31, 2003
SAST 2001-2	8/2/2001	69.24%	38.26%	49.86%	28.29%	38.37%
SAST 2001-3	10/11/2001	64.44%	40.07%	48.25%	32.74%	38.42%
SAST 2002-1	3/14/2002	77.07%	37.23%	43.23%	29.53%	35.54%
SAST 2002-2	7/10/2002	75.02%	35.44%	38.37%	30.41%	33.23%
SAST 2002-3	11/8/2002	72.83%	27.58%	33.32%	22.68%	29.20%
SAST 2003-1	3/6/2003	74.53%	—	—	14.33%	24.83%
SAST 2003-2	5/29/2003	71.72%	—	—	12.21%	18.11%
SAST 2003-3	9/16/2003	58.57%	—	—	4.79%	8.84%

Mortgage Loan Production

Overview

Our subsidiaries originate or purchase mortgage loans through our three separate production channels: wholesale; correspondent; and retail. Having three production channels allows us to diversify our production without becoming reliant on any one particular area of the mortgage loan market. Further discussion of each channel’s mortgage loan production can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results.”

The following table sets forth selected information about our total loan production and purchases for the years ended December 31, 2004, 2003, and 2002.
	For the Year Ended December 31,			Variance
	2004 (1)	2003	2002 (1)	2004 - 2002
	($ in thousands)
Loan production	$3,764,628	$2,842,942	$2,484,074	51.55%
Average principal balance per loan	$143	$144	$130	10.00%
Number of loans originated	26,261	19,700	19,108	37.43%
Combined weighted average initial LTV	80.18%	79.57%	78.59%	2.02%
Percentage of first mortgage loans owner occupied	93.23%	92.47%	93.85%	(0.66)%
Percentage with prepayment penalty	65.52%	73.45%	77.64%	(15.61)%
Weighted average median credit score (2)	621	618	606	15 points
Percentage fixed rate mortgages	31.77%	35.89%	36.00%	(11.75)%
Percentage adjustable rate mortgages	68.23%	64.11%	64.00%	6.61%
Weighted average interest rate:
Fixed rate mortgages	7.90%	7.86%	8.78%	(10.02)%
Adjustable rate mortgages	7.04%	7.65%	8.80%	(20.00)%
Gross margin - adjustable rate mortgages (3)	5.59%	5.23%	5.56%	0.54%
Number of funding days	253	252	252	1 day
Volume per funding day	$14,880	$11,282	$9,857	51%
       _______________
(1)	Amounts for the years ended December 31, 2004 and 2002 include $270.0 million and $188.6 million, respectively, in called loans.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Mortgage loan production was $3.8 billion for the year ended December 31, 2004, which represents a 36% increase over the year ended December 31, 2003 production of $2.8 billion and a 52% increase over the year ended December 31, 2002 production of $2.5 billion. Our production growth during the year ended December 31, 2004 was primarily due to our competitive pricing discipline, positive impacts relating to our interest-only products and score based underwriting programs, as well as the marketplace perception that interest rates will rise in the near future. We also experienced a significant increase in the number of loans originated for the year ended December 31, 2004 compared to the years ended December 31, 2003 and December 31, 2002. Of the total mortgage loan production of $3.8 billion for the year ended December 31, 2004, wholesale comprised 40%, correspondent comprised 27%, and retail comprised 26%, with the remaining 7%, or $270 million, representing called loans purchased from previously securitized off-balance sheet pools during the year. We retain the option as master servicer to call loans once the balance is below 10% of the original balance of the securitization. We routinely review the financial consequences of calling loans, and it is frequently to our advantage to do so since the loans that we place into our portfolio are performing assets.

We saw a slight decrease in our average loan balance for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease was attributable to the loans called during 2004 having a lower average balance than new production since these loans were six to seven years old. No loans were called in 2003. We saw a significant increase in our average loan balance for the year ended December 31, 2004 compared to the year ended December 31, 2002, primarily related to the increase in production of interest-only loans, which typically have higher principal balances than fixed rate and adjustable rate mortgage loans have.

We saw an increase in our weighted average median credit scores during 2004 compared to 2003 and 2002 as a result of increased production of higher credit quality loans. While our weighted average interest rates associated with fixed rate mortgages remained relatively stable from 2003 to 2004, we saw a 10% decrease in these rates from 2002 to 2004 and a 20% decrease in the weighted average interest rates on our adjustable rate mortgage production for 2004 compared to 2002. This was primarily the result of a declining interest rate environment coupled with our efforts to remain competitive in the marketplace. As stated earlier, we also experienced an increase in the credit quality of our loans, and higher credit quality loans generally have lower interest rates.

The percentage of our production with prepayment penalties decreased to 66% for 2004 from 73% for 2003, primarily as a result of the seasoned portfolio of called loans discussed above which had minimal prepayment penalties in effect. The percentage of our production with prepayment penalties was 78% in 2002. The decline in production of loans with prepayment penalties since 2002 relates to the Alternative Mortgage Transactions Parity Act, which became effective July 1, 2003, restricting the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans.

Loan Production by Product Type

We experienced a shift from fixed rate mortgage products to adjustable rate mortgage products from 2002 to 2004, primarily because borrowers found lower interest rates offered by our adjustable rate products to be attractive. We saw an increase in our interest only production for both our adjustable and fixed rate mortgage production in 2004 compared to 2003 and 2002, reflecting our marketing efforts to expand the use of this product. The following table shows the composition of our loan production based on product type for the years ended December 31, 2004, 2003, and 2002.

	For the Year Ended December 31,			Variance
	2004 (1)	2003	2002 (1)	2004 - 2002
Interest only adjustable rate mortgages	30.66%	5.42%	—	—%
Two year hybrids (2)	24.80%	40.01%	35.68%	(30.49)%
Three -five year hybrids (2)	12.46%	18.63%	26.26%	(52.55)%
Floating adjustable rate mortgages	0.31%	0.05%	2.06%	(84.95)%
Total adjustable rate mortgages	68.23%	64.11%	64.00%	6.61%
Interest only fixed rate mortgages	2.57%	2.48%	0.69%	272.46%
Fifteen year	2.78%	3.28%	4.53%	(38.63)%
Thirty year	18.96%	21.69%	22.54%	(15.88)%
Balloons and other (3)	7.46%	8.44%	8.24%	(9.47)%
Total fixed rate mortgages	31.77%	35.89%	36.00%	(11.75)%
_______________
(1)	Includes all called loans.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
(3)
Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Production by Borrower Credit Score

We continue to experience a decline in the interest rates on our loans due to a significant increase in our higher credit quality production from 2002 to 2004. We intend to focus to some extent on originating higher interest rate, lower credit grade mortgage loans in the future. If this occurs, we expect the interest rates on our loans to rise. The following table shows the composition of our loan production by borrower risk classification for the years ended December 31, 2004, 2003, and 2002.

	For the Year Ended December 31,			Variance
	2004 (1)	2003	2002 (1)	2004 - 2002
Credit scores > 650
Percentage of total purchases and originations	31.11%	30.69%	21.38%	45.51%
Combined weighted average initial LTV	81.56%	80.92%	77.43%	5.33%
Weighted average median credit score	689	691	691	(2) points
Weighted average interest rate:
Fixed rate mortgages	7.65%	7.67%	8.07%	(5.20)%
Adjustable rate mortgages	6.31%	6.69%	7.63%	(17.30)%
Gross margin - adjustable rate mortgages (2)	5.06%	4.49%	4.76%	6.30%
Credit scores 650 - 601
Percentage of total purchases and originations	30.94%	29.05%	29.28%	5.67%
Combined weighted average initial LTV	80.75%	79.53%	78.70%	2.60%
Weighted average median credit score	624	626	625	(1) point
Weighted average interest rate:
Fixed rate mortgages	7.76%	7.70%	8.54%	(9.13)%
Adjustable rate mortgages	6.66%	7.13%	8.11%	(17.88)%
Gross margin - adjustable rate mortgages (2)	5.35%	4.83%	5.08%	5.31%
Credit Scores 600 - 551
Percentage of total purchases and originations	23.35%	23.06%	26.42%	(11.62)%
Combined weighted average initial LTV	78.76%	78.50%	78.68%	0.10%
Weighted average median credit score	579	577	577	2 points
Weighted average interest rate:
Fixed rate mortgages	7.96%	8.02%	9.16%	(13.10)%
Adjustable rate mortgages	7.32%	7.91%	8.88%	(17.57)%
Gross margin - adjustable rate mortgages (2)	5.83%	5.43%	5.62%	3.74%
Credit Scores 550 - 526
Percentage of total purchases and originations	7.84%	9.61%	11.32%	(30.74)%
Combined weighted average initial LTV	78.44%	79.46%	78.35%	0.11%
Weighted average median credit score	542	538	538	4 points
Weighted average interest rate:
Fixed rate mortgages	8.88%	8.81%	10.31%	(13.87)%
Adjustable rate mortgages	8.18%	8.73%	9.60%	(14.79)%
Gross margin - adjustable rate mortgages (2)	6.43%	6.10%	6.18%	4.05%
Credit Scores <=525
Percentage of total purchases and originations	6.40%	7.47%	9.18%	(30.28)%
Combined weighted average initial LTV	78.26%	77.79%	75.62%	3.49%
Weighted average median credit score	518	513	504	14 points
Weighted average interest rate:
Fixed rate mortgages	9.72%	9.76%	10.73%	(9.41)%
Adjustable rate mortgages	8.81%	9.41%	10.43%	(15.53)%
Gross margin - adjustable rate mortgages (2)	6.60%	6.54%	6.70%	(1.49)%
Unavailable credit scores
Percentage of total purchases and originations	0.36%	0.12%	2.42%	(85.12)%
Combined weighted average initial LTV	75.23%	66.71%	45.05%	66.99%
Weighted average median credit score	—	—	—	—
Weighted average interest rate:
Fixed rate mortgages	10.39%	8.74%	10.02%	3.69%
Adjustable rate mortgages	9.46%	8.97%	10.12%	(6.52)%
Gross margin - adjustable rate mortgages (2)	6.47%	5.78%	5.74%	12.72%
___________
(1)	Includes all called loans.
(2)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Loan Production by Income Documentation

For the year ended December 31, 2004, we saw a 24% increase in our stated documentation loan program compared to the year ended December 31, 2002. Our production in our limited documentation loan program decreased 45% from 2002 to 2004. The following table shows the composition of our loan production based on income documentation for the years ended December 31, 2004, 2003, and 2002.

	For the Year Ended December 31,						Variance
	2004 (1)		2003		2002 (1)		2004 - 2002
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score
Full documentation	70.53%	613	66.69%	606	72.68%	601	(2.96)%	12 points
Limited documentation	3.54%	618	3.99%	629	6.47%	621	(45.29)%	(3) points
Stated income	25.93%	642	29.32%	643	20.85%	616	24.36%	26 points
_______________
(1)	Includes all called loans.

Loan Production by Borrower Purpose

For the year ended December 31, 2004, we saw a decrease in our rate or term refinance loan production with an increase in our purchase loan production as compared to the years ended December 31, 2003 and 2002. We anticipate the percentage of our purchase mortgage loan production may increase and our rate or term refinancing may decrease in the future if interest rates should rise. The following table shows the composition of our loan production based on borrower purpose for the years ended December 31, 2004, 2003, and 2002.

	For the Year Ended December 31,			Variance
Borrower Purpose	2004 (1)	2003	2002 (1)	2004 - 2002
Cash-out refinance	66.93%	68.05%	69.89%	(4.24)%
Purchase	26.57%	23.34%	20.32%	30.76%
Rate or term refinance	6.50%	8.61%	9.79%	(33.61)%
_______________
(1)	Includes all called loans.

Geographic Distribution

We saw very little shift in our production levels by region for the year ended December 31, 2004 compared to years ended December 31, 2003 and 2002. The following table sets forth the percentage of our loans originated or purchased by region for the years ended December 31, 2004, 2003, and 2002.

	For the Year Ended December 31,			Variance
	2004 (1)	2003	2002 (1)	2004 - 2002
South	26.68%	26.14%	27.19%	(1.88)%
California	24.92%	27.09%	24.23%	2.85%
Mid Atlantic	15.87%	14.06%	13.79%	15.08%
Midwest	11.57%	11.57%	12.08%	(4.22)%
West	10.43%	9.12%	8.94%	16.67%
Southwest	6.19%	6.36%	8.71%	(28.93)%
New England	4.34%	5.66%	5.06%	(14.23)%
Total	100.00%	100.00%	100.00%
_______________
(1)	Includes all called loans.

Securitization and Financing

As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. From time to time, we may choose to sell loans rather than securitize them if we believe that market conditions present an opportunity to achieve a better return through such sales. From July 2001 through December 31, 2004, we sold $570.2 million in mortgage loans. As of December 31, 2004, we had securitized $19.0 billion and $9.4 billion of the loans we originated or purchased since 1996 and 2001, respectively, and intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We generate earnings primarily from the net interest income and fees we record on the mortgage loans we originate and purchase, both before and after securitization.

In one of our typical securitizations, pools of mortgage loans, together with the right to receive all payments on the loans, are assembled and transferred to a trust. The trust pledges the mortgage loans to an indenture trustee to secure payment on notes that are issued by the trust and represent our indebtedness. Most of the notes, which are referred to as asset-backed securities, are offered for sale to the public. The trust also issues a certificate that represents the ownership interest in the trust, which is retained by a qualified REIT subsidiary of Saxon. Many of the notes are assigned ratings by rating agencies such as Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings Ltd. The indenture pursuant to which the notes are issued establishes various classes of notes, and assigns an order of rights to priority of payment to each class. A trust agreement and an administration agreement also provide for such administrative matters as the appointment of a trustee of the trust and the monthly distribution of funds and reports to the holders of the certificates. A sale and servicing agreement provides for the transfer of the mortgage loans to the trust and the servicing of the mortgage loans.

    We finance loans initially under one of several different secured and committed warehouse financing facilities. When the loans are later securitized, we receive proceeds from the securities issued by the securitization trust, and use some of those proceeds to pay off the related warehouse financing. Generally, as the company sponsoring the securitization, we are not legally obligated to make payments on the securities issued by the securitization trust, although under GAAP applicable to our current portfolio-based accounting, such obligations are included as liabilities on our consolidated balance sheet. We do, however, make certain customary representations and warranties to each securitization trust, which, if violated, could legally obligate us to repurchase some or all of the securitized loans from the trust. The asset-backed securities issued by the securitization trust receive interest out of the interest collected on the securitized loans and generally pay down as the securitized loans pay off.

The structure we employ in securitization transactions requires credit enhancement. Overcollateralization is a method of credit enhancement that we have typically used; however, we may elect to use different or additional methods of credit enhancement, such as primary mortgage insurance, bond insurance, reserve funds, or other methods described in the prospectuses filed with respect to our subsidiaries’ asset-backed securities. There are no direct financial costs to the use of overcollateralization. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages are repaid, we are able to create and maintain any required overcollateralization. Once the overcollateralization meets predetermined levels, we will begin to receive the excess cash flow from the mortgage loans in the trust. Depending upon the structure of the asset-backed securities and the performance of the underlying loans, excess cash flow may not be distributed to us for five to nine months or more. These excess amounts are derived from, and are affected by, the interplay of several economic factors:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates of the related asset-backed securities;
•	the creation of overcollateralization;
•	the level of loss and delinquencies experienced on the securitized mortgage loans; and
•	the extent to which the loans are prepaid by borrowers in advance of scheduled maturities.

     Prior to our conversion to a REIT, we had structured our securitizations as real estate mortgage investment conduits, or REMICs, which required us to recognize gain for tax purposes at the time of the securitization. We now intend to structure most or all of our securitizations as non-REMIC borrowing transactions for federal income tax purposes, which will facilitate compliance with the applicable REIT income and asset tests and allow us to defer recognition of any taxable gain associated with the securitized mortgage loans. We may recognize excess inclusion income attributable to the interests we retain in such securitization transactions, which could have negative tax consequences to us or our shareholders. See “Risk Factors - Federal Income Tax Risks Related to Our Qualification as a REIT - Recognition of Excess Inclusion Income by us could have adverse tax consequences to us or our shareholders.”

Competition

We face intense competition in the business of originating, purchasing, securitizing, and servicing mortgage loans. Our competitors include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, investment banks, credit unions, savings and loans, credit card issuers, Internet-based lending companies, and insurance finance companies. Many of our largest competitors operate under federal charters and regulations that preempt state and local rules governing lenders and that facilitate efficient nationwide mortgage lending operations while we do not benefit from these federal regulations. Many traditional mortgage lenders have begun to offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include non-conforming products, and have begun to expand their operations into the non-conforming sector, providing a secondary market for non-conforming loans and thereby increasing the liquidity available to our competitors. We also expect increased competition over the Internet, which has relatively low entry barriers. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or greater access to capital at lower costs, and greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a loan, differences in underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition may lower the rates we can charge borrowers and potentially lower our net interest income.

Our competitive position may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors that have “locked in” low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our borrowers to refinance their loans. During economic slowdowns or recessions, our borrowers may face new financial difficulties, which may result in increased defaults, and they may also be receptive to refinancing offers by our competitors.
  We believe that, in this highly competitive environment, our competitive strengths are:

•	our investment in technology which supports operating efficiencies, maintains credit decision consistency, and enhances loss mitigation efforts;
•	our disciplined approach to underwriting and servicing non-conforming mortgage loans that uses sophisticated and integrated risk management techniques;
•	our customer-focused processing and underwriting teams that are responsive to borrowers’ needs;
•	our risk-based pricing approach that uses our historical performance databases to increase predictability of our returns; and
•	our low cost funding and liquidity available through the asset-backed securities market.

We believe these strengths enable us to produce higher-quality, better performing loans than our competitors.

Regulation

The mortgage lending industry is highly regulated. Our business is subject to extensive regulation and supervision by various federal, state, and local government authorities. As of December 31, 2004, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate and service first and second mortgages in 49 states, plus the District of Columbia. We do not originate loans in the State of Alabama or the District of Columbia.

The volume of new or modified laws, rules, and regulations applicable to our business has increased in recent years and individual municipalities have also begun to enact laws, rules, and regulations that restrict or otherwise affect loan origination activities and, in some cases, loan servicing activities. The laws, rules, and regulations of each of these jurisdictions are different, complex, and, in some cases, in direct conflict with each other. It may become increasingly difficult to identify applicable requirements comprehensively, to interpret laws, rules, and regulations accurately, to program our information systems properly, and to train our personnel effectively with respect to all of these laws, rules, and regulations. Therefore, the risk of non-compliance with these laws, rules, and regulations may be increased.

Our mortgage lending and servicing activities are subject to the provisions of various federal laws and their implementing regulations, including the Equal Credit Opportunity Act of 1974, or ECOA, as amended, the Federal Truth-in-Lending Act, or TILA, and Regulation Z thereunder, HOEPA, the Fair Credit Reporting Act of 1970, or FCRA, as amended, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, or HMDA, the Fair Housing Act and Regulation X thereunder, the Gramm-Leach-Bliley privacy legislation, and FACT.

Specifically, TILA was enacted to require lenders to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. Among other things, TILA gives consumers a three-business day right to rescind certain refinance loan transactions that we originate. FCRA establishes procedures governing the use of consumer credit reports and also requires certain disclosures when adverse action is taken based on information in such a report. FACT provides new protections for consumer information, particularly with respect to identity theft.

    HOEPA imposes additional disclosure requirements and substantive limitations on certain “high cost” mortgage loan transactions. As a matter of policy, we do not originate HOEPA-covered loans.

ECOA, which is implemented by Regulation B, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, if all or part of the applicant’s income is derived from a publicly assisted program or if the applicant has in good faith exercised any right under the Consumer Credit Protection Act. ECOA also requires disclosures when adverse action is taken on an application, and prohibits creditors from requesting certain types of information from loan applicants. The Federal Fair Housing Act also contains anti-discrimination restrictions. HMDA requires us to collect and file with the Department of Housing and Urban Development information on our loan applications and originations.

RESPA mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

The Gramm-Leach-Bliley Act imposes requirements on all financial institutions, including lenders, with respect to their collection, disclosure and use of nonpublic consumer financial information and requires them to implement and maintain appropriate safeguards to protect the security of that information. This act also permits the states to enact more demanding privacy rules.

In addition, we are subject to applicable state and local laws and the rules and regulations of various state and local regulatory agencies in connection with originating, purchasing, processing, underwriting, securitizing, and servicing mortgage loans.

These rules and regulations, among other things:

•	impose licensing obligations on us;
•	establish eligibility criteria for mortgage loans;
•	prohibit discrimination;
•
require us to devote substantial resources to loan-by-loan analysis of points, fees, benefits to borrowers, and other factors set forth in laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located;

•	require us to adhere to certain procedures regarding credit reports and personal information on loan applicants;
•	regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features;
•	mandate certain truth-in-lending and other disclosures and notices to borrowers; and
•	may fix maximum interest rates, fees, and mortgage loan amounts.

    Compliance with these laws is complex and labor intensive. We have ceased doing business in certain jurisdictions in which we believe compliance requirements cannot be assured at a reasonable cost with the degree of certainty that we require, and we may cease doing business in additional jurisdictions where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. Failure to comply with legal requirements in jurisdictions where we do business can lead to, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions, and civil and criminal penalties.

Any person or group that acquires more than 10%, or in some cases 5%, of our stock will become subject to certain state licensing regulations requiring such person or group periodically to file certain financial and other information disclosures. If any person or group holding more than 10%, or in some cases 5%, of our stock fails to meet a state’s criteria, or refuses to adhere to such filing requirements, our existing licensing arrangements could be jeopardized and we could lose our authority to conduct business in that state. The loss of required licenses or authority to conduct business in a state could have a material adverse effect on our results of operations, financial condition and business.

In recent years, federal and several state and local laws, rules, and regulations have been adopted, or have come under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. Many of these laws, rules, and regulations restrict commonly accepted lending activities and would impose additional costly and burdensome compliance requirements on us. These laws, rules, and regulations impose certain restrictions on loans with points and fees or APRs that meet or exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules, and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

The continued enactment of these laws, rules, and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. The difficulty of managing the compliance risks presented by these laws, rules, and regulations may decrease the availability of warehouse financing and the overall demand for the purchase of our originated loans. These laws, rules, and regulations have increased, and may continue to increase, our cost of doing business as we have been, and may continue to be, required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

In addition, many of these state laws, rules, and regulations are not applicable to the mortgage loan operations of national banks and federal savings associations, and their operating subsidiaries, or of federal credit unions. Therefore, the mortgage loan operations of these institutions are at a competitive advantage to us since they do not have to comply with many of these laws.

We seek to avoid originating loans that meet or exceed the APR or “points and fees” threshold of these laws, rules, and regulations. If we decide to relax our self-imposed restrictions on originating mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from the parties to whom we sell mortgage loans, difficulty in obtaining credit to fund our operations, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations.

Regulatory Developments

Recently enacted and currently pending federal and state legislative and regulatory developments regarding mortgage lending practices (including proposals directed at “predatory lending” and expanding consumer protections), consumer privacy, or protection and security of customer information could have a significant impact on our future business activities.

In FACT, Congress re-enacted the FCRA in an amended form in a legislative package that included a number of new provisions addressing the handling of consumer credit information and identity theft. The Federal Trade Commission, or FTC, and the Federal Reserve Bank, or FRB, were required by the legislation to issue a number of new implementing regulations during 2004. Although this legislation benefited lenders by re-enacting federal preemptions that establish a uniform national framework concerning credit reporting and use of credit information in making unsolicited offers of credit and by adding certain other preemption provisions related to use of consumer credit information, it also provides certain additional consumer protections, particularly with respect to consumer identity theft. Implementation of these new provisions may increase our costs and add to our compliance risks. For example, effective December 1, 2004, lenders that use credit scores in connection with mortgage-related lending must disclose that score to each borrower. Further, in rules implementing FACT, the agencies have proposed that any person that possesses covered consumer information must take reasonable measures to protect against unauthorized access when the information is disposed. Rules addressing affiliate sharing of customer information have also been adopted.

Congress in 2003 also re-enacted the Soldiers and Sailors Civil Relief Act of 1940 as the Servicemembers Civil Relief Act, or SCR Act, to provide certain protections and benefits for members of military services on active duty. The SCR Act places an interest rate cap of 6% on borrowing obligations, including mortgages, incurred by the borrower before entering active military service. In such cases, financial institutions may not charge a higher interest rate during the service member’s period of active service. “Interest rate” includes all charges and fees except bona fide insurance related to the obligations. Relief under this provision also extends to obligations on which a covered service member is a co-obligor. As re-enacted, the SCR Act and its legislative history make it plain that Congress intends all interest above the 6% limit to be forgiven by the lender and not just deferred. In addition, for mortgages entered into before the borrower’s active duty service and that go into default, institutions may not, in general, foreclose during the period of military service or for three months thereafter. In view of the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, compliance with the SCR Act may have an adverse effect on our cash flow and interest income.

Privacy continues to be a high profile area of the law. The Gramm-Leach-Bliley Act requires lenders to notify customers of their privacy policy and provide consumers with the ability to opt-out of sharing certain information with unaffiliated third parties. We adopted a privacy policy and adopted controls and procedures to comply with the law when it took effect on July 1, 2001. In 2003, the FTC issued rules implementing the provisions in this act requiring financial services companies, including mortgage lenders, to adopt and maintain standards and procedures for ensuring the security, integrity and confidentiality of customer records and information, including protections against anticipated threats or hazards to such information and unauthorized access to or use of customer information that could result in substantial harm or inconvenience to any customer. Individual states are expected to create additional laws relating to consumer privacy in the future. Congress and a number of states are considering additional legislation concerning collection, use and security of consumer information. As permitted under federal law, states may enact privacy or customer information security legislation that is more stringent than the requirements of the federal Gramm-Leach-Bliley Act. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, or additional federal rules or requirements are implemented, our compliance costs could substantially increase.

The FTC also has established a nationwide “do - not - call” registry to supplement existing state limitations on telemarketing activities. Although certain court decisions called into question the FTC’s authority to implement this registry, the FTC put it into operation pending a definitive judicial decision. In October 2004, the U.S. Supreme Court declined to hear an appeal seeking to overturn a ruling by the U.S. Court of Appeals for the Tenth Circuit that upheld the constitutionality of the FTC registry. Millions of households have listed their telephone numbers on this registry, and the implementation of the FTC rule may adversely affect telemarketing activities by us or by vendors of our products. The FTC also has initiated enforcement actions against alleged violators of the registry requirements after receiving consumer complaints.

On July 1, 2005, the FCC intends to implement revisions of its so-called "do not fax" rules, including revisions that will no longer allow commercial entities, such as mortgage lenders, to rely upon an exception for " established business relationships" to send unsolicited faxes for business purposes. When effective, these rules will make it unlawful for any person to send an unsolicited facsimile to another machine that contains any material advertising the commercial availability or quality of any property, good or service, unless the recipient has expressly permitted the sending of such a facsimile in a signed, written statement. In addition, each facsimile advertisement must contain the identity and telephone number of the business on whose behalf the facsimile is being sent, whether sent directly by that business or through a third-party service provider. This restriction will directly affect the mortgage industry practice in which mortgage lenders, including us, send announcements of rate and product changes to mortgage brokers by a broadcast facsimile delivery. If the new FCC requirement takes effect, compliance with this FCC requirement will increase our costs and legal risks. Violators of these rules may be subject not only to enforcement actions by government agencies, but also to private suits by affected persons.

    A number of states are considering privacy amendments that may be more demanding than federal law, including California, which has enacted a number of statutes very recently — including the California Financial Information Privacy Act, or SB 1, and the California Online Privacy Protection Act, both of which took effect on July 1, 2004, and AB 1950. Under SB 1, subject to certain exceptions, a financial company must allow customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies. Under the new California Online Privacy Protection Act, all operators of commercial websites and online services that allow interaction with California consumers, even if no transactions may be effected online, must post privacy policies meeting statutory requirements. AB 1950 further expands the reach of California privacy rules by requiring all types of businesses to maintain “reasonable security measures” for the customer personal information that they possess or license. In addition, 2003 amendments to the California Civil Code effective January 1, 2005 require all non-financial companies, whether located in California or elsewhere, that disclosed personal information about a California consumer for direct marketing purposes during 2004 to provide notice to the customer and opportunity to request information regarding third-party disclosure from the lender. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states, most recently new privacy laws enacted by Vermont and Illinois, are not preempted by Gramm-Leach-Bliley. We continue to monitor these state activities to evaluate the potential impact of any proposed new laws.

As part of its program to review its regulations on a periodic basis, the Federal Reserve Board adopted revisions in 2003 to its Regulation B, which implements the Equal Credit Opportunity Act, which prohibits creditors, including us, from discriminating against applicants on specified bases such as race, gender, marital status, or national origin. Among the changes in these rules are provisions concerning the collection and retention of certain information, treatment of joint applications and notices of adverse actions.

Proposals addressing practices labeled as “predatory lending” continue to be considered in Congress and a number of states. In general, these proposals involve lowering the existing federal HOEPA or state thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and regulations also extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and regulations prohibit or limit prepayment charges or severely restrict a borrower’s ability to finance the points and fees charged in connection with a loan. We cannot predict whether any such proposals will be enacted and what the effects of any new “predatory lending” legislation might be on us.

Numerous states and municipalities, including California where we originated more than 25% of our loans in 2004, have enacted or are considering laws to combat “predatory” or high-cost lending. These laws vary state by state, with some states implementing laws that track federal high-cost loan limits and tests, but with other states having much lower thresholds. We monitor these laws prior to enactment and adopt practices we consider appropriate to maintain compliance.

We have in the past ceased to do business in certain states that had enacted “predatory lending” legislation, although we resumed activities in certain states that subsequently modified their laws. Any further state legislation in this area may cause us to withdraw from doing business in the affected states or in other states in the future. In addition, for reasons of reputation and because of the enhanced risk, many whole loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Accordingly, these laws and regulations could severely constrict the secondary market for a significant portion of our loan production. This restriction could effectively preclude us from originating loans that fit within the newly defined parameters and could have a material adverse effect on our ability to sell or securitize loans and therefore on our results of operations, financial condition and business. Adoption of such laws and regulations also could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

    The scope of governmental concern with predatory practices in the financial services industry has continued to expand, and members of Congress have called attention to this issue. Both the FTC and the Office of Thrift Supervision have recently initiated enforcement actions against, and entered into enforcement agreements with, servicers of non-prime mortgages based upon multiple allegations of practices regarded by the agencies as abusive. These settlements involved both civil fines and commitments to make significant changes in the servicer's practices. In addition, the bond rating agencies have addressed alleged "predatory servicing" activities of servicers of non-prime mortgage loans.

The federal government also is reconsidering provisions that are important parts of the legal framework applicable to us as mortgage lenders. RESPA specifies disclosures for mortgage lenders to provide their customers and other procedures for mortgage lenders to follow. In 2002, the Department of Housing and Development, or HUD, undertook to substantially revise the rules implementing RESPA and modify the disclosures provided mortgage customers. In response to substantial criticism of HUD’s initial proposals, the agency in early 2003 determined not to adopt final rules and to reconsider its proposals. In late 2003, it was reported that HUD had submitted a revised RESPA rules proposal to the Office of Management and Budget with an intention to propose new rules in 2004. After a February 2004 HUD staff study on mortgage broker compensation disclosure concluded that the compensation disclosures proposed by HUD would not be effective and could be confusing, and that consumer mortgage costs could be reduced if rules encouraged and facilitated comparison shopping on loans, HUD withdrew its revised RESPA rule proposal. We cannot predict whether any re-proposed proposals will be submitted or adopted and what effects any new RESPA rules might have on us.

    Federal regulators are giving greater scrutiny to the quality and independence of property appraisals used in mortgage lending. Effective August 19, 2004, HUD adopted revised rules governing appraisals submitted in connection with loans originated for the Federal Housing Administration. These rules provide penalties for lenders who knew, or should have known, that an appraiser submitted an intentionally inaccurate valuation of a residence. As adopted, the rules differ from the HUD proposed rule, which would have held lenders and appraisers equally responsible for inaccurate appraisals. Although the HUD rules affect only FHA loans, parallel to the HUD initiative is the reissuance of appraisal guidelines by the federal banking regulators. These guidelines call for appraiser independence from the lender, separation of the responsibility of engaging an appraiser from mortgage loan production, and the evaluation of the appraisal to be separate from both the appraiser and the mortgage loan officer. Although we are not subject to federal banking regulation, nor do we currently originate FHA loans, the appraisal practices established by these federal agencies are likely to affect industry best practice standards, may be included as contractual requirements by parties with whom we deal, may be adopted by regulatory bodies having jurisdiction over us, or our affiliates, or may be asserted in litigation against us.

Further, federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws (including new state “predatory lending” laws described herein) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. Moreover, at least one national rating agency has announced that in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. The rating agencies either will not rate, will impose various additional restrictions on their ratings of, or will require increased levels of over-collateralization in order to rate, securitizations involving mortgages that may be “high cost mortgages” under state statutes. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as FCRA, RESPA or TILA), we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages.

Effective July 1, 2003, the OTS, the agency that administers the Parity Act for unregulated housing creditors, withdrew its favorable Parity Act regulations and Chief Counsel Opinions that authorized lenders to charge prepayment and late fees in connection with certain adjustable rate mortgages in certain circumstances notwithstanding contrary state law. In July 2004, the U.S. Court of Appeals for the District of Columbia upheld the OTS action designating the Parity Act regulations inapplicable, thereby subjecting non-federal housing creditors to state law concerning prepayment and late fees. Because our federal institution competitors continue to have the flexibility to offer products with the features addressed by the Parity Act, we may be at a competitive disadvantage compared to those competitors and our loan origination volume may be reduced. The OTS’s ruling by its terms does not have retroactive effect on loans originated before July 1, 2003. However, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act did not preempt New Jersey state law restrictions on prepayment charges in the past. Although this ruling was reversed on appeal by the New Jersey Supreme Court, if courts in other jurisdictions were to reach conclusions like the New Jersey appellate court's decision, those courts might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment charges and which we continued to include in our mortgage loan documentation prior to July 1, 2003 on the basis of Parity Act preemption. If such a decision were made by a court or agency with jurisdiction over us, we might be required to refund and waive a significant amount in prepayment charges.

    In addition, in March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view expressed by other courts and federal banking agencies that lenders operating under federal charters may make loans outside their home states at the rates permitted under home state law. This ruling is not expected to directly impact our future business because the recent reduction of the scope of the Parity Act has meant that we can no longer rely on federal preemption. However, this ruling may make it easier for plaintiffs to file actions seeking various forms of relief against lenders like us that received fees in the past that exceeded the applicable thresholds in reliance on federal preemption under the Parity Act.

Furthermore, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. President Bush has announced an intention to make a general reform of individual income tax laws a priority proposal in the new Congress. Because many of our mortgage loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits to borrowers could have a material adverse effect on the demand for the loans we offer.

New reporting requirements under HMDA that became effective in January 2004 will require lenders beginning in August 2005 to disclose data on high-cost loans, as well as data on race, ethnicity, and gender. It is expected that the disclosure of such information will facilitate identification of patterns of discrimination in pricing and geographic distribution of mortgage loans. The reporting requirements are also likely to have competitive effects in advance of the effective date as lenders adjust their policies with respects to loans that would generate data pertinent to the new reporting requirements. In addition, the newly available data may give rise to adverse publicity about mortgage lending practices in the mortgage industry generally, as well as about particular segments or companies.

Congress and federal regulators continue to consider a number of proposals that could have substantial effects on the GSEs, particularly Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which provide secondary markets for mortgage loans. Both the Federal Reserve Board and the Department of the Treasury have expressed concerns about the rapid growth of Fannie Mae and Freddie Mac and their relative lack of market discipline. We cannot predict whether any such proposals will be enacted, what the effects of any new government-sponsored entities legislation might be on us, and what the effects might be for us of any regulatory or voluntary changes.

On May 13, 2004, the Securities and Exchange Commission released a proposal to amend its regulation to codify requirements for the registration, disclosure, and reporting for mortgage-backed and other asset-backed securities. As proposed, this rule could result in substantial changes in the costs and burdens in the issuance of publicly issued asset-backed securities and decrease the number of firms participating in the market for such securities. In addition, the substantive requirements of any such Securities and Exchange Commission rules might also be applied as "best practices" to sellers or servicers of mortgage-backed securities. The rule proposals have proved highly controversial and it cannot be predicted whether, when, or in what form any new SEC rules on asset-backed securities may be adopted in final. We cannot predict how any such changes that do occur may affect our business.

In late June 2004, the Basel Committee on Bank Supervision adopted a complex, new framework for participating countries to follow in adopting revised capital guidelines for the world's largest banking institutions, many of which have subsidiaries that are among the largest mortgage lenders in the United States. Although these changes are not expected to take full effect until 2008, the new capital rules adopted for regulated U.S. financial institutions may effectively reduce the capital requirements for mortgages made by the largest institutions subject to the new Basel framework and thus may have profound effects on the structure and competition in the mortgage business. We cannot predict how the new capital regime to be developed based upon the new Basel framework will be implemented and what effects it will have on our competitors or our business.

On November 12, 2004, one of the country's three major arbitration firms, JAMS, announced that it would no longer enforce contract provisions that prevent consumers from forming classes when pursuing claims in arbitration. The two other major arbitration firms, the American Arbitration Association and National Arbitration Forum, have made no similar changes. Our standard agreements with our borrowers call for arbitration of disputes and permit the borrower to select one of the three major arbitration firms as the forum for resolving a dispute. A class arbitration provides fewer procedural requirements than a class-action lawsuit, and the different procedures may be more advantageous to class arbitrations and may increase the possibility of an award to the claimant class. We cannot predict what effect this change by JAMS may have on our financial results. As a result of the JAMS decision, loans we produced may be subject to this decision by JAMS if JAMS is selected as the arbitration provider in a dispute regarding any such loans.

Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements—including changes in their enforcement—could materially and adversely affect our business, financial condition, liquidity and results of operations.

USA Patriot Act

The President of the United States signed the USA PATRIOT Act into law on October 26, 2001. The USA PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks and other financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter and punish international money laundering and other crimes.

Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA PATRIOT Act became effective at varying times and the Secretary of Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law. The Treasury Department has indicated that it intends to develop regulations that will apply at least some of the USA PATRIOT Act requirements to nonbanking lending companies, such as mortgage lenders. To the extent the USA PATRIOT Act applies to our mortgage banking operations, we may be subject to additional burdens of compliance and potential liability for failure to comply.

Environmental

From time to time, in the ordinary course of our business, we foreclose on properties securing loans that are in default. To date, we have not been required to perform any material investigation or clean up activities, nor have we been subject to any environmental claims. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Employees

We employed 1,279 employees as of December 31, 2004. None of our employees are represented by a union or covered by a collective bargaining agreement.

Executive Officers and Key Employees

Our executive officers as of December 31, 2004 are as follows:

Michael L. Sawyer, Age 48.    Mr. Sawyer is our Chief Executive Officer and President and a Director. Mr. Sawyer has served our Chief Executive Officer and a Director since 2001, and as our President from 1998 until 2001 and since June 7, 2004. Before being named President in 1998, Mr. Sawyer had served as a Director and Senior Vice President of Underwriting of Saxon Mortgage since 1995. Before joining us, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor’s degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

Bradley D. Adams, Age 39.    Mr. Adams is our Executive Vice President of Capital Markets. Mr. Adams has served as our Executive Vice President of Capital Markets since July 2002. Prior to this position, Mr. Adams had served as Senior Vice President of Capital Markets of Saxon Mortgage since 1999, and he has run our loan securitization program since 1996. Before joining us in 1996, Mr. Adams was part of the portfolio management team at Resource Mortgage Capital, Inc., our parent company at the time. Mr. Adams has also held various positions in financial forecasting and management at Best Products Corporation, Hesa Educational Corp., and Growth Capital Corp. Mr. Adams received his Bachelor of Science degree in Finance and his Master of Business Administration degree from Virginia Commonwealth University.

Robert B. Eastep, Age 41.    Mr. Eastep is our Executive Vice President and Chief Financial Officer. Mr. Eastep has served as our Executive Vice President and Chief Financial Officer since June 2002. Previously, Mr. Eastep had served as our Vice President of Strategic Planning and Controller since 1999. Before joining us, Mr. Eastep worked at Cadmus Communications, a printing company, as Director of Internal Audit from 1998 to 1999. Before that, Mr. Eastep served as Vice President-Finance for Central Fidelity Bank, NA (now Wachovia Corporation), a commercial bank, from 1996 to 1998. Before 1996, Mr. Eastep was a Senior Manager in the financial services practice at KPMG LLP, an international accounting firm. Mr. Eastep received his Bachelor of Science in Business Administration with honors from West Virginia University. Mr. Eastep is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Mark D. Rogers, Age 52.    Mr. Rogers is our Senior Vice President and Corporate Strategies Director, and is Executive Vice President for Saxon Capital Holdings, Inc. in charge of Information Technology, Strategic Planning, Project Management, Corporate Marketing, and Human Resources and Training. Prior to being named our Senior Vice President of Operations in 2004, Mr. Rogers had served as our predecessor’s Senior Vice President since 2002. Before joining us, Mr. Rogers led the creation and marketing of web based data products for the financial services industry at Tyler Technologies, a provider of integrated end-to-end information management solutions and services to local governments, from 1998 to 2001. Mr. Rogers also held various top management positions during a fourteen-year career at First American Financial. Mr. Rogers began his career in escrow administration at Lomas Mortgage USA. Mr. Rogers has been a member of the Mortgage Bankers Association for 22 years. He studied at Southwest Texas State University and has completed various real estate lending and mortgage banking related courses.

Richard D. Shepherd, Age 51.    Mr. Shepherd is our Executive Vice President, General Counsel, and Secretary. Mr. Shepherd has managed our Legal Department since 1996, and our corporate secretary functions since 2001. Previously he had served as our Regulatory Compliance Counsel. Before joining us in 1995, Mr. Shepherd practiced law at Ragsdale, Beals, Hooper & Seigler (Atlanta, Georgia) and Robert Musselman and Associates (Charlottesville, Virginia) concentrating in real estate finance matters. Mr. Shepherd received his Bachelor of Arts degree from the University of Maryland, and his law degree from the University of Virginia.

Carrie J. Pettitt, Age 34.    Ms. Pettitt is our Controller, and is Senior Vice President and Controller of Saxon Capital Holdings, Inc. Ms. Pettitt has served as our controller since October 2003. Prior to joining us in 2003, Ms. Pettitt had served as Senior Manager at KPMG LLP since 1999, providing financial statement audit and internal control advisory services primarily to clients in the financial services industry. Ms. Pettitt was employed from 1995 to 1999 by Dynex Capital, Inc., a mortgage and consumer finance company, and served as their Assistant Treasurer and Manager of Investor Relations. Ms. Pettitt began her career with KPMG LLP in 1992 performing financial statement audits, again in the financial services industry. Ms. Pettitt received a Bachelor of Business Administration, with a Concentration in Accounting, from The College of William and Mary and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Our key employees as of December 31, 2004 are as follows:

David L. Dill, Age 41.    Mr. Dill is our Senior Vice President of Servicing, and is President of Saxon Mortgage Services. Mr. Dill has served as our Senior Vice President of Servicing since June 2004 and previously served as our Vice President of Servicing. Mr. Dill joined us in 1998 as Vice President and Loss Mitigation Manager, responsible for outbound collection and loss mitigation activities on mortgage loans sixty or more days delinquent. Before joining us, Mr. Dill held various managerial positions at North Dallas Bank and Trust from 1985 to 1998, most recently as Vice President of Consumer Lending. Mr. Dill studied at North Lake Jr. College and has completed real estate lending courses at the Texas Bankers Association Consumer Lending School.

James V. Smith, Age 46.    Mr. Smith is our Senior Vice President of Production, and is President of Saxon Mortgage, and America’s Moneyline. Mr. Smith has served as our Senior Vice President of Production since June 2004. Mr. Smith previously served as the Executive Vice President of our wholesale business channel from February 2003 to June 2004. Before joining us in February 2003, Mr. Smith was Executive Vice President and Chief Operating Officer of Origen Financial L.L.C., an originator and servicer of manufactured home loans, from November 1995 to February 2003. From 1994 until 1995, Mr. Smith served as Assistant Vice President of Conduit Funding for Household Financial Services in Pomona, California. From 1990 until 1994, Mr. Smith was Executive Vice President for Genesis Management Group in Atlanta, Georgia. Mr. Smith served as Senior Vice President for Barclays American Financial from 1988 until 1990. From 1979 until 1988, Mr. Smith held various managerial positions with Meritor Credit Corporation and Conseco Finance Corporation, including directing regional underwriting, operations, servicing, sales and business development functions. Mr. Smith received his Bachelors of Business Administration in Finance from Georgia State University in Atlanta, Georgia.

Jeffrey A. Haar, Age 38.    Mr. Haar is the Executive Vice President of Saxon Mortgage and is in charge of our correspondent business channel. Mr. Haar joined us as a Regional Account Manager in 1997. Before joining us, Mr. Haar served as Senior Vice President of Indy Mac’s Correspondent Lending Division since 1996, and as National Account Manager from 1993 to 1996. Prior to these positions, Mr. Haar was a Retail Loan Officer for First Pacific Mortgage and Commerce Security Bank from 1990 to 1993. Mr. Haar received his Bachelor of Business Administration in Finance from the University of Toledo.

Bruce C. Morris, Age 59.    Mr. Morris is Executive Vice President of Saxon Capital Holdings, Inc. and is in charge of quality control. Mr. Morris has managed our QC Department since 1998. Before joining us, Mr. Morris was a Senior Asset Manager for SMAI, Inc., an independent contract firm that managed the liquidation of failed financial institutions under contract with the RTC/FDIC from 1993 to 1997. Before that, Mr. Morris held various senior management positions at Ritz-Cohen Joint Ventures, HomeFed Bank, and SunBelt Savings FSB. Mr. Morris received his Bachelor of Business Administration degree in Finance and Economics from Stephen F. Austin University.

Jeffrey D. Parkhurst, Age 45.    Mr. Parkhurst is Executive Vice President and Chief Credit Officer of Saxon Capital Holdings, Inc. Prior to being named our Vice President and Chief Credit Officer in 2003, Mr. Parkhurst served as our Vice President of Wholesale Underwriting since 1998, and as Vice President of Central Loan Originations for America’s MoneyLine from 1997 to 1998. Before joining America’s MoneyLine, Mr. Parkhurst held various managerial positions at Novus Financial Corporation, and served as Origination Manager from 1992 to 1997. Mr. Parkhurst also held various managerial positions during a ten-year career at Household Finance Corporation. Mr. Parkhurst received his Bachelor of Science degree in Economics from Illinois State University.

Jennifer B. Sebastian, Age 35.    Ms. Sebastian is our Treasurer, and is Senior Vice President and Treasurer of Saxon Capital Holdings, Inc. Prior to being named our Vice President and Treasurer in June 2002, Ms. Sebastian had served as Vice President and Assistant Treasurer of Saxon Mortgage, Saxon Mortgage Services and America’s MoneyLine since 2001, as Assistant Vice President and Assistant Treasurer from 1999 to 2001, and as Cash Manager from 1996 to 1999. Before joining us, Ms. Sebastian served in various financial positions at Resource Mortgage Capital, Inc., Moody’s Investor Services, and Northeast Appraisals Corp. Ms. Sebastian received her Bachelor of Science in Economics with honors from St. Bonaventure University.

Jeffrey D. Coward, Age 35.    Mr. Coward is Senior Vice President of Saxon Capital Holdings, Inc. in charge of Pricing and Analytics. Mr. Coward has managed our Pricing and Analytics group since 1997. Prior to this position, Mr. Coward served as Assistant Vice President of Secondary Marketing. Mr. Coward joined Saxon Mortgage as a Secondary Marketing Analyst in 1993. Mr. Coward completed a Pricing Strategy and Tactics Executive Education Course at the University of Chicago Graduate School of Business in December 2000. Mr. Coward graduated Cum Laude from Virginia Commonwealth University with a Bachelor of Science degree in Finance.

Todd F. Miller, Age 40.    Mr. Miller is our Director of Internal Audit and Senior Vice President of Saxon Capital Holdings, Inc. Mr. Miller has directed our Internal Audit group since August 2004. Prior to joining Saxon Capital in August 2004, Mr. Miller was a group manager in the internal audit division of Capital One Financial Corporation from 2002 to 2004. From 1993 to 2002, Mr. Miller was employed as senior manager with KPMG LLP in the financial services assurance sector. Mr. Miller received his Master of Business Administration from Virginia Commonwealth University and his Bachelor of Business Administration from James Madison University. Mr. Miller is a licensed Certified Public Accountant in the Commonwealth of Virginia, a Certified Internal Auditor and holds the designation of Certified Risk Professional sponsored by the Bank Administration Institute.

W. Michael Head, Age 55. Mr. Head is our Director of Human Capital and Senior Vice President of Saxon Capital Holdings, Inc. Mr. Head has served in this capacity since November 2004. Prior to joining us, Mr. Head was Senior Human Capital Consultant for FoxHead Consulting, a human resource strategy and software consulting organization, in Nashville, Tennessee from 2003 to 2004, and served as Principal from 1998 to 2000. From 2000 to 2003 Mr. Head was Executive Vice President and Corporate Human Resources Director for Regions Financial Corporation, a financial services company, in Birmingham, Alabama. From 1984 to 1998 Mr. Head served as Corporate Vice President of Human Resources for Ingram Industries Inc. in Nashville, Tennessee. Before that, Mr. Head was Director of Human Resources and Strategic Planning for Endata, Inc. in Nashville, Tennessee, from 1977 to 1984. Mr. Head received his Bachelor of Arts degree in Economics from the University of Virginia, and his Master of Business Administration Degree from Vanderbilt University.

Steven P. Walls, Age 43.    Mr. Walls is Senior Vice President of Saxon Capital Holdings, Inc. in charge of our Servicing Accounting group. Mr. Walls has directed our Servicing Accounting group since July 2004. Prior to this position, Mr. Walls served as Director of Internal Audit of Saxon Capital. Prior to joining Saxon Capital in 2002, Mr. Walls was a principal for the accounting firm of Cheely, Burcham, Eddins, Rokenbrod & Carroll, P.C., and its predecessor, VanHuss & Walls, P.C. from 1995 to 2002. Prior to 1995, Mr. Walls was employed as senior manager with KPMG LLP in the financial services assurance sector. Mr. Walls received his Bachelor of Science in Business Administration from the University of Central Florida. Mr. Walls is a licensed Certified Public Accountant in the Commonwealth of Virginia and holds the designation of Certified Internal Auditor.

Bobbi J. Roberts, Age 30.    Ms. Roberts is our Vice President of Investor Relations. Ms. Roberts has served as our Investor Relations officer since July 2001. Prior to her current position, Ms. Roberts served as our Senior Business Performance Analyst from March 2000 to July 2001. Before joining Saxon Capital, Ms. Roberts served as a financial analyst for GMAC Model Home Finance from December 1999 to March 2000, and as a production accountant and analyst for Dynex Capital, Inc. from February 1997 to December 1999, and as an auditor with the Virginia Auditor of Public Accounts from June 1996 to February 1997. Ms. Roberts received her Bachelor of Science in Accounting from Virginia Commonwealth University and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Risk Factors

You should carefully consider the risks described below. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations could suffer. You should also refer to the other information contained in this report, including the information provided under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data”.

Risks and Effects of Our Business

Our management has limited experience operating a REIT and we can provide no assurance that our management’s past experience will be sufficient to successfully manage our business as a REIT.

Prior to September 24, 2004, we had never been operated as a REIT. Our management has limited experience in complying with the income, asset, and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex, and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions, we will remain disqualified as a REIT for four years following the year in which we first fail to qualify. If we fail to qualify as a REIT, we will have to pay significant income taxes and will therefore have less money available for investments or for distributions to our shareholders. This would likely have a significant adverse effect on the value of our securities.

Our business requires a significant amount of cash, and if we are unable to obtain the cash required to execute our business plan, our business and financial condition will be significantly harmed.

We require a significant amount of cash to fund our loan originations, to pay our loan origination expenses and to hold our mortgage loans pending securitization. We also need cash to meet our working capital and other needs. Furthermore, we will need cash to meet our minimum REIT dividend distribution requirements. Because we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains and including, in some instances, taxable income recognized where we do not receive corresponding cash) to qualify as a REIT, our ability to reduce debt and finance growth depends in large part on external sources of capital. In addition, if our minimum distribution requirements to maintain our REIT status become large relative to our cash flow as a result of our taxable income exceeding our cash flow from operations, then we may be required to borrow funds or raise capital to meet those distribution requirements. We may not be able to do so on reasonable terms or at all.

We depend on borrowings and securitizations to fund our mortgage loans and reach our desired amount of leverage, which exposes us to liquidity risks. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to make mortgage loans, which will harm our results of operations.

We depend on short-term borrowings to initially fund our mortgage loan originations and reach our desired amount of leverage. Our ability to accumulate loans for securitization depends to a large extent upon our ability to secure interim financing on acceptable terms. Accordingly, our ability to achieve our loan origination and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. We depend on a few lenders to provide the primary financing facilities for our mortgage loan originations. As of December 31, 2004, we had interim financing facilities consisting of $1.625 billion of committed warehouse facilities and committed repurchase agreement facilities with variable rates of interest with five separate financial institutions. These facilities generally are committed for 364 days, subject to customary renewal and cancellation provisions. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions or might not be able to originate mortgage loans, which would harm our results of operations and may result in permanent losses.

It is possible that the lenders under our financing facilities could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the financing facilities that they provide to us. Moreover, the amount of financing we receive under our financing facilities is directly related to the lender’s valuation of the mortgage loans that secure the outstanding borrowings. Our financing facilities grant the lender the absolute right to re-evaluate the market value of the mortgage loans that secure our outstanding borrowings at any time. In the event the lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans to the lender (without any advance of funds from the lender for such transfer of mortgage loans) or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our business, results of operations, liquidity and financial condition.

All of our financing facilities are subject to financial covenants and other restrictions and contain cross-default provisions. If we are unable to operate within the covenants and restrictions or obtain waivers, all amounts that we owe under our financing facilities could become immediately payable. The involuntary termination of a credit facility, or the acceleration of our debt under a credit facility, would impact all of our financing facilities and would have a material adverse effect on our business, financial condition, liquidity and results of operations.

    We rely, and expect to continue to rely, upon our ability to securitize our mortgage loans to generate cash for repayment of short-term credit and warehouse facilities and to finance mortgage loans for the remainder of each mortgage loan’s life. We cannot assure you that we will be successful in securitizing mortgage loans that we accumulate in the future. Our ability to complete securitizations of our loans at favorable prices or at all will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancement on acceptable economic terms or at all, and the performance of our portfolio of securitized loans.

We seek to maintain a ratio of debt-to-equity of between 7:1 and 15:1, although our ratio may at times be above or below this amount. Our ratio of debt-to-equity as of December 31, 2004 was 10:1. Although we incur this leverage to enhance our returns, this leverage, which is fundamental to our business strategy, also exposes us to liquidity risks.

We might be prevented from securitizing our mortgage loans at opportune times and prices, which could adversely affect our ability to generate cash flow.

We rely on our securitizations to generate cash for repayment of our financing facilities, origination of new mortgage loans, and general working capital purposes. We will also rely on this cash to make distributions to our shareholders to maintain our status as a REIT. We bear the risk of being unable to securitize our mortgage loans at advantageous times and prices or in a timely manner, or at all. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may exceed our capacity under our warehouse financing, be unable or limited in our ability to pay down our financing facilities and originate future mortgage loans, or be required to liquidate mortgage loans when the market value of the loans is low and potentially incur a loss on the sale transaction. Furthermore, if we cannot generate sufficient liquidity upon any such sale, we will be unable to continue our operations, grow our loan portfolio and maintain our hedging policy. The occurrence of any of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to successfully execute our credit enhancement strategies, which could restrict our access to financing and adversely affect our business.

The structure we employ in securitization transactions requires credit enhancement. Since 1997, all of our securitizations have used credit enhancement to improve the price at which we issue our asset-backed securities. We currently expect that the credit enhancement for the asset-backed securities will be primarily in the form of excess interest to create and maintain overcollateralization, which refers to the extent to which the mortgage loan balance in our securitizations exceeds the balance of the issued asset-backed securities, designating another portion of the securities we issue as “subordinate securities” (which have a lower payment priority and on which the credit risk from the mortgage loans is concentrated), paying for financial guaranty insurance policies for the loans, or a combination of the foregoing. There are no direct financial costs to the use of overcollateralization. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgage loans are repaid, we are able to create and maintain any required overcollateralization. The market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our mortgage loans subject to the securities. If we use financial guaranty insurance policies and the expense of these insurance policies increases, the net interest income we receive will be reduced. We cannot assure you that credit enhancement features will allow us to achieve desirable levels of net interest income from the securitizations of our mortgage loans.

The use of securitizations with overcollateralization requirements may have a negative impact on our cash flow. Other performance tests (based on delinquency levels and cumulative losses) may restrict our ability to receive excess cash flow from a securitization transaction. In addition, rating agencies may place additional performance tests based on other criteria in future securitizations. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties, of the actual terms of such delinquency tests, overcollateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net excess income to us. Failure to negotiate such terms on a favorable basis or at all may materially and adversely affect the availability of net excess income to us.

In addition, the net cash flow income we receive from our securitizations generally represents a junior security interest. Generally, so long as excess cash flow is being directed to the senior securities of a securitization trust to achieve overcollateralization, we will not receive distributions from the related securitized pool. Also, because the application of the excess cash flow to the senior securities of a securitization trust depends upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the excess cash flow distributed to us from period to period, and there may be extended periods when we do not receive excess cash flow. Any variations in the rate or timing of our receipt of distributions may adversely affect our business, financial condition, liquidity and results of operations.

We are subject to increased risk of default, foreclosure and losses associated with our strategy of lending to lower credit grade borrowers.

We specialize in originating, purchasing, securitizing and servicing mortgage loans to credit-impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources, such as Fannie Mae and Freddie Mac, due to either loan size, credit characteristics or documentation standards. Credit characteristics that may cause a loan to be ineligible for conventional mortgage funding include relatively high level of debt service carried by the borrower, higher LTV of the loan or past credit write-offs, outstanding judgments, prior bankruptcies or other credit items that cause a borrower to fail to satisfy Fannie Mae or Freddie Mac underwriting guidelines. Examples of documentation standards that are not eligible for conventional mortgage loans may include borrowers who provide limited or no documentation of income in connection with the underwriting of the related mortgage loans. Loans to lower credit grade borrowers generally experience higher-than-average delinquency, default and loss rates than do conforming mortgage loans. As of December 31, 2004, 41% of the loans in our portfolio were sub-prime, meaning that they have a credit grade of A minus or below on our proprietary credit grading system. Because we use portfolio accounting for our securitizations, loan delinquencies and defaults can cause reductions in our interest income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized. If loan delinquencies and losses exceed expected levels, the fair market value of the mortgage loans held for investment and as collateral for warehouse borrowings, as well as the loan servicing-related assets on our consolidated balance sheet, may be adversely affected. If delinquencies and losses are greater than we expect, our ability to obtain financing and continue to securitize loans on attractive terms, or at all, may be adversely affected. If we underestimate the extent of losses that our loans will incur, or the reserves that we establish for such losses are insufficient, then our business, financial condition, liquidity and results of operations will be adversely impacted.

We cannot be certain that our underwriting criteria or collection methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we are unable to mitigate these risks, our business, financial condition, liquidity and results of operations could be harmed.

Defaults on the mortgage loans in our securitization pools may impact our ability to market future pools.

The performance of mortgage loans we have sold or securitized in the past could limit our ability to sell or securitize mortgage loans in the future, if the pools perform poorly. The securitization market depends upon a number of factors, including general economic conditions, conditions in the securities markets generally and conditions in the asset-backed securities market specifically. In addition, the historical performance of the mortgage loans we originate may impact the perceived value of any future asset-backed securities we may attempt to issue, which could adversely affect the ratings of our asset-backed securities. If rating agencies issue unfavorable ratings or lower their rating relating to our asset-backed securities, the costs of our future securitizations could increase and we may be limited in our ability to securitize our mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, the rating agencies could require us to increase the over-collateralization level for our securitizations. Increases in our over-collateralization levels would have a negative impact on the value of our retained interests in our securitizations and could require additional capital to fund the over-collateralization, which may not be available on reasonable terms, or at all, and which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our servicing rights may be terminated if delinquencies occur on the loans we service.

  We retain servicing rights upon the securitization of a pool of mortgage loans and also provide mortgage loan servicing for third parties. As of December 31, 2004, 70% of the mortgage loans we serviced by principal balance were owned by third parties, but may have been included in securitizations issued pursuant to our shelf registration statement for asset-backed securities. The remainder represented loans we retained on our balance sheet. In addition to termination in the event we default in our duties as servicer, our servicing rights may be terminated by the trustee at the direction of holders of a majority of the certificates issued in the securitization if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels at any time. As of December 31, 2004, we service a total of eleven securitizations in our owned portfolio and 27 third party securitizations, certain of which were issued pursuant to our shelf registration statement for asset-backed securities. As of December 31, 2004, delinquencies and losses exceeded the prescribed levels for eight of the 27 third party securitizations and for none of the securitizations in our owned portfolio that we service. These eight third party securitizations had an aggregated unpaid principal balance at December 31, 2004 of $0.6 billion, which represented 3% of our total servicing portfolio. We can provide no assurances that our servicing rights will not be terminated in the manner described above.

We are subject to risks related to mortgage loans in our portfolio, including borrower defaults, fraud losses and other losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses on the mortgage loans in our portfolio. In the event of any default under our mortgage loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal amount of the mortgage loan. Also, the costs of financing the mortgage loans could exceed the interest income we receive on the mortgage loans. If these risks materialize, they could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

If we do not successfully implement our growth strategy, our financial performance could be harmed.

We have experienced rapid growth, which has placed, and will continue to place, substantial pressure on our infrastructure. To maintain this level of growth, we may require additional capital and other resources beyond what we expect to have following the consummation of the transactions described in this prospectus. We cannot assure you that we will be able to: (1) meet our capital needs; (2) expand our systems effectively; (3) optimally allocate our human resources; (4) identify and hire qualified employees; (5) satisfactorily perform our production, servicing, and securitization functions; or (6) effectively incorporate the components of any businesses that we may acquire in our effort to achieve growth. Our failure to manage growth effectively could significantly harm our business, financial condition, liquidity and results of operations.

The residential mortgage origination business is a cyclical industry and is expected to decline in 2005 and upcoming years, which could reduce the level of mortgage loans we originate in the future and adversely impact our business in the future.

The mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past four years due to declining and historically low interest rates. The MBAA has predicted that residential mortgage originations will decrease in 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease as the economic incentives for borrowers to refinance their existing mortgages are reduced. We expect this decrease in refinancing to result in a decreased volume of originations in the foreseeable future. As of December 31, 2004, 23% of the loans held in our portfolio were purchase mortgages and 77% were refinancings. Due to stable and decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our business, financial condition, liquidity and results of operations may be adversely affected as interest rates rise.

An increase in interest rates may reduce overall demand for mortgage loans, reduce our net interest income or otherwise adversely affect our business or profitability.

Rising interest rates could adversely affect our business or profitability in a number of ways, including the following:

•	reduce the overall demand for our mortgage loans as potential customers may choose not to originate new loans;
•	reduce the spread we earn between the interest we receive on our mortgage loans and the interest we pay under our financing facilities and on our asset-backed securities; and
•	cause the fair market value of the loans on our balance sheet, our asset-backed certificates, and retained interests in securitizations to decline.

Each of the conditions described above could reduce our net interest income or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

A majority of our financing facilities is floating-rate debt that is indexed to short-term interest rates and adjusts periodically at various intervals. Interest expense on asset-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense we pay on our asset-backed securities typically adjusts faster than the interest income we earn on the mortgage loans we securitize, our net interest income can be volatile in response to increases in interest rates. Net interest losses would have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, our adjustable-rate mortgages have interest rate caps, which limit the amount the interest rates charged to the borrower can increase in each adjustment period. Our financing facilities borrowings and asset-backed securities are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, interest rates we pay on our borrowings could increase without limitation, while interest rates we earn on our adjustable-rate mortgage loans would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss. This may also reduce the amount of cash we receive over the life of any retained interests in future securitizations and require us to reduce the carrying value of any retained interests.

Furthermore, rising interest rates can increase the level of defaults on our mortgage loans, which would increase our servicing costs. Increases in our servicing costs would reduce the value of our servicing rights and could also have a material adverse effect on the value of our assets and on our business, financial condition, liquidity and results of operations. As of December 31, 2004, 2003, and 2002, the delinquency rates on mortgage loans (including REO) that were seriously delinquent (60+ days past due) that we serviced were 5.26%, 8.89%, and 11.25%, respectively.

Declining interest rates could lead to more prepayments of our loans by our customers, adversely impact the value of our servicing rights or otherwise adversely affect our results of operations.

In general, if prevailing interest rates fall below the interest rate on a mortgage loan, the borrower is more likely to prepay the then higher rate mortgage loan than if prevailing rates remain at or above the interest rate on the existing mortgage loan. Unexpected principal prepayments could adversely affect our results of operations to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. If our customers prepay their mortgage loans sooner than expected, our business, financial condition, liquidity and results of operations could be materially and adversely affected. While we seek to minimize prepayment risk through a variety of means in originating our mortgage loans, we must balance prepayment risk against other risks and the potential returns on each mortgage loan. Increased levels of prepayments could reduce our net income and materially and adversely affect our business, financial condition, liquidity and results of operations.

Declining interest rates would adversely affect the value of our mortgage servicing rights and we periodically evaluate the value of these rights for impairment. In a declining interest rate environment, the increased likelihood of mortgage prepayments, which would eliminate the servicing rights for the prepaid mortgages, could lead to an impairment that could have a material adverse impact on the value of our assets.

In addition, a decline in prevailing interest rates could have the following consequences for us:

•	reduce our total interest revenue as we compete for loan originations against other loan providers who offer lower interest rates;
•	diminish the value of adjustable rate mortgages and servicing assets on our consolidated balance sheet; and
•	reduce the spreads available to us.

Each of the above consequences could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the debt related to the financing of our mortgage loan portfolio. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses on our derivative financial instruments that will not be fully offset by gains on the debt related to the financing of our mortgage loan portfolio, which has occurred in the past. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could significantly increase our risk and lead to material losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our hedging strategies may be limited by REIT requirements, accounting requirements for hedging are complicated and any failure to comply with these requirements could result in losses.

Our hedging strategy is intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, declining or static, interest rates. Specifically, our hedging program is formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the differences between the interest rate adjustment indices and maturity or reset periods of our mortgage loans and our borrowings. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. To the extent we can do so consistently with the accounting principles applicable to hedging, and with our overall hedging strategy, we may from time to time identify hedge instruments as relating to various hedged liabilities to allow certain hedging income to be excluded from the 95% income tests. We need to carefully monitor, and may have to limit, our asset/liability management program to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts permitted by the REIT gross income and asset tests.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge. The tax law provides that income and gain derived from transactions entered into by a REIT in the normal course of its trade or business to hedge the risk of interest rate, price changes or currency fluctuations with respect to indebtedness incurred or to be incurred to acquire or carry real estate assets, such as mortgage loans, represent a source of income that is excluded for purposes of the 95% gross income test (but not for the 75% gross income test). The treatment of hedging transactions entered into for the purpose of hedging assets rather than indebtedness is not clear. In addition, the treatment of hedging transactions under the quarterly asset tests is not clear. We may find that in certain instances we must hedge risks incurred by us through transactions entered into by a taxable REIT subsidiary. Hedging our risk through a taxable REIT subsidiary would be inefficient on an after-tax basis because of the tax liability imposed on the taxable REIT subsidiary.

Accounting for hedges under GAAP is extremely complicated and a number of financial companies recently have been required to restate their financial statements to reflect significant losses because they failed to account for their hedges properly under GAAP on their financial statements. Any failure by us to account for our hedges properly in accordance with GAAP on our financial statements could have a material adverse effect on our earnings.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. Because we make a substantial number of loans to credit-impaired borrowers, rates of delinquencies, foreclosures, and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. In addition, declining real estate values negatively affect loan-to-value ratios of home equity collateral, which reduces the ability for borrowers to use home equity to support borrowings and is likely to result in a decrease in our level of new loan originations. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

We may be required to repurchase mortgage loans that we have securitized or sold, or to indemnify purchasers of our loans.

If any of the mortgage loans do not comply with the representations and warranties that we make in connection with a securitization or loan sale, we may be required to repurchase those loans or replace them with substitute loans. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we have sold instead of securitized, we may be required to indemnify persons for losses or expenses incurred as a result of a breach. Repurchased loans typically are financed at a steep discount to the repurchase price, if at all. Our repurchases of mortgage loans in the past have not been material to our operations or our ability to conduct securitizations. Any significant substitutions, repurchases or indemnifications, however, could significantly harm our business, financial condition, liquidity and results of operations.

Investors may require greater returns relative to benchmark rates.

The securities issued in our securitizations are typically issued with various ratings and are priced at a spread over a certain benchmark, such as LIBOR or the yield based on comparable maturity swaps. If the spread that investors require over the benchmark widens and the rates we charge on our mortgage loans are not increased accordingly, we may experience a material adverse effect on our net interest income from our securitizations, resulting in a reduction in the economic value of the pool of mortgage loans that we have originated. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We advance borrowers’ monthly payments for loans we securitize and servicing expenses for all loans we service before receiving the corresponding payment from the borrower, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

    Under our securitization servicing agreements, we are required to advance scheduled payments to the trustee in the amount of the borrower’s monthly mortgage payment less our servicing fee even if the monthly payment on the underlying mortgage has not been paid to us. Under all servicing agreements we are also required to advance servicing expenses related to the mortgage loans (such as payment of delinquent taxes and foreclosure expenses, etc.). In each case, these advances of monthly payments and servicing expenses are made from our own funds. Our obligation to make these advances continues monthly until the related mortgage loan has been liquidated or we make a determination that such an advance will not be recovered upon the final liquidation of the related mortgage loan. Even then, we are unable to recoup such advances until the mortgage loan is brought current, paid off or liquidated through foreclosure. To the extent we make such advances without reimbursement by the borrower, we are at risk of not recovering the amounts we advance. Additionally, we may not have adequate cash from operations with which to make such advances and may be required to borrow funds, sell some of our loans or raise capital, which we may not be able to do on reasonable terms or at all and which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on brokers and correspondent lenders for 72% of our loan production.

  We depend, to a large extent, on brokers and correspondent lenders for our originations and purchases of mortgage loans. Moreover, our total loan purchases from correspondent lenders, historically, have been highly concentrated. Our top three correspondent lenders accounted for 24% and 30% of our total correspondent loan volume and 7% and 9% of our total volume for the years ended December 31, 2004 and 2003, respectively. Other than Accredited Home Lenders, which accounted for 14% of our total correspondent loan volume for the year ended December 31, 2004 and HomeOwners Loan, which accounted for 12% of our total correspondent loan volume for the year ended December 31, 2003, no other individual correspondent lender or broker accounted for 10% or more of our total correspondent loan volume for the years ended December 31, 2004 and 2003. Our brokers and correspondent lenders are not contractually obligated to do business with us. Further, our competitors also have relationships with the same brokers and correspondent lenders and actively compete with us in our efforts to expand our broker and correspondent networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and correspondent networks. The failure to do so could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business may be significantly affected by the economy of California, where we conduct a significant amount of business.

As of December 31, 2004, 21% of the mortgage loans in our portfolio that we originated or purchased were secured by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of natural disasters that are not covered by standard homeowners’ insurance policies, such as earthquakes, mudslides, or extensive wildfires, in California could adversely affect the value of mortgaged premises in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, purchase, and securitize mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity, and results of operation.

We face intense competition that could adversely affect our market share and revenues.

      We face intense competition from finance and mortgage banking companies and other mortgage REITs, investment banks, Internet-based lenders, and, to a growing extent, from traditional bank and thrift lenders who have entered the non-conforming mortgage market. GSEs, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-conforming mortgage market. These GSEs can benefit from size and cost-of-funds advantages that allow them to purchase loans with lower rates or fees than we are willing to offer. Although the GSEs currently are not legally authorized to originate mortgage loans, including non-prime loans, they are authorized to buy mortgage loans. A material expansion of GSE involvement in the market to purchase non-prime loans could alter the dynamics of the industry by virtue of the GSEs’ sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these GSEs experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-prime mortgage industry. We also expect increased competition over the Internet, where entry barriers are relatively low.

      The intense competition in the non-conforming mortgage market has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail structure and information systems to compete effectively. Our inability to continue developing a successful Internet operation, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

      The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. We have experienced significant price competition in our industry recently. As a result of price competition, we may be forced to lower the interest rates that we are able to charge borrowers, which would lower our interest income and the value of the loans in our portfolio. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, or risk losing market share. If we were to relax our underwriting standards in response to competitive pressures, we would be exposed to greater loan risk without compensating increases in pricing.

     Increased competition, including pricing and underwriting pressures, may reduce the volume of our loan originations, purchases, and securitizations and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Interests in real property secure our mortgage loans and we may suffer a loss if the value of the underlying property declines.

Interests in real property secure the mortgage loans we originate. If the value of the property underlying a mortgage loan decreases, our risk of loss with respect to the mortgage loan increases. In the event there is a default under a mortgage loan, our sole recourse may be to foreclose on the mortgage loan to recover the outstanding amount under the mortgage loan. If the value of the property is lower than the amount of the mortgage loan, we will suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may be subject to environmental risks with respect to properties to which we take title.

From time to time, in the ordinary course of our business, we foreclose on properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on these properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred in connection with the contamination. Although, to date, we have not been required to perform any material investigation or clean up activities, nor have we been subject to any environmental claims, we cannot assure you that this will remain the case in the future. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we could be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Terrorist attacks and other acts of violence or war may affect any market for our common stock, the industry in which we operate, our operations and our profitability.

Terrorist attacks may harm our results of operations. We can make no assurances that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may impact the property collateralizing our mortgage loans directly or indirectly by undermining economic conditions in the United States. Furthermore, losses resulting from terrorist events are generally uninsurable.

Loss of our key management could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management. We do not maintain “key person” life insurance for any of our personnel, other than for Michael L. Sawyer, our Chief Executive Officer and President. The loss of the services of Mr. Sawyer, Bradley D. Adams, our Executive Vice President—Capital Markets, Robert B. Eastep, our Executive Vice President and Chief Financial Officer, David L. Dill, our Senior Vice President—Servicing, or James V. Smith, our Senior Vice President—Production, could have a material adverse effect on our business, financial condition, liquidity, and results of operations. Although we have employment agreements with each of them, we cannot assure you they will remain employed with us.

In addition, we depend on our account executives to attract borrowers by, among other things, developing relationships with other financial institutions, mortgage companies and brokers, real estate agents and brokers, corporations, and others. These relationships lead to repeat and referral business. The market for skilled account executives is highly competitive. Competition for qualified account executives may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Our dependence on information systems may result in problems if these systems fail or are interrupted.

We rely on communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production over the Internet, that reliance will increase. Any failure, interruption or breach in security of our information systems or third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received. Any such failure, interruption, or compromise of our systems or security measures we employ could affect our flow of business and, if prolonged, could harm our reputation. We cannot assure you that possible failures or interruptions have been adequately addressed by us or the third parties on which we rely, or that any such failures or interruptions will not occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Regulatory and Legal Risks

We incur significant costs related to governmental regulation.

Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our lending and servicing activities are subject to numerous federal laws and regulations, including the Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994, or HOEPA), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the privacy requirements of the Gramm-Leach-Bliley Act, and the Fair and Accurate Credit Transactions Act of 2003, or FACT. We also are required to comply with a variety of state and local consumer protection laws and are subject to the rules and regulations of, and examination by, state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. These requirements can and do change as statutes and regulations are amended.

These statutes and regulations, among other things, impose licensing obligations upon us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, finance charges, fees and mortgage loan amounts. We expect to continue to incur significant costs to comply with governmental regulations, which will have a negative effect on our net income.

The nationwide scope of our origination and servicing activities exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state, and local levels.

Because we originate loans nationwide, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations of each, as well as judicial and administrative decisions. We also are subject to an extensive body of federal laws and regulations. See “Business—Regulation.” Among other things, these statutes and regulations require our affiliates to be licensed, provide eligibility criteria for mortgage loans, prohibit discrimination, require inspections and appraisals of properties securing a mortgage, require credit reports on mortgage applicants, specify disclosures and notices to borrowers and, in some cases, set limits on interest rates, finance charges, fees, and mortgage loan amounts. These rules also may regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features. The significant costs to comply with governmental regulations may have a negative effect on our net income.

The volume of new or modified laws and regulations has increased in recent years, and the laws and regulations of each applicable jurisdiction often differ and in many cases are inconsistent and complex. As our operations continue to grow, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately, to program our technology systems properly to reflect the changes and to train our personnel effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:
•	civil and criminal liability, including potential monetary penalties;
•	loss of state licenses or other approval status required for continued lending or servicing operations;
•	legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;
•	refunds to borrowers;
•	demands for indemnification or loan repurchases from purchasers of our loans;
•	litigation, including class action lawsuits;
•	administrative enforcement actions and fines;
•	loss of the ability to obtain ratings on our securitizations by rating agencies; or
•	the inability to obtain credit to fund our operations.

     In addition, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions, or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. As a mortgage lender, we have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. We can provide no assurance that future regulation will not cause us to change certain business practices, make refunds, or take other actions that would be financially or competitively adverse to us.

We or our subsidiaries are subject to examination by state regulatory authorities in the states in which we operate. In response to issues arising from these examinations, we have been required in the past to take corrective actions, including changes in certain business practices or refunds to certain borrowers. We can provide no assurance that future examinations will not cause us to change certain business practices, make refunds or take other actions that would be financially or competitively detrimental to us.

Further, we compete with federally chartered institutions and their operating subsidiaries that also operate in a multistate market environment. Under their federal charters and federal regulations, these federal entities operate with the benefit of broad federal preemption of state and local laws regulating their lending activities. Unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction in which we lend, including new laws directed at non-conforming mortgage lending, as described below under “Business—Regulation.” At least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. In addition, federally chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with some state and local laws that are unavailable to us.

    Our failure or the failure of our subsidiaries to obtain and maintain licenses in the jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition, and business.

    We operate in a highly regulated industry, and we and our subsidiaries are subject to licensing requirements in the various states where we do business. Loan origination, funding, acquisition, and servicing activities are subject to the licensing requirements of various states. In addition, if we decide to increase REIT qualifying assets and income, such as originating and servicing loans at the REIT level, we will be required to obtain certain new licenses and approvals. We have not filed all of the applications for these licenses or received approval with respect to all of the applications we have filed to date. Until all necessary licenses have been obtained, we will be limited in our ability to originate, fund, and service loans and we will need to perform these activities exclusively through our taxable REIT subsidiaries.

    In addition, some states in which we operate may impose regulatory requirements for financial disclosure about our officers and directors and parties holding certain percentages of our outstanding shares of stock. If any officer, director or person holding the relevant threshold percentage of our outstanding shares of stock fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state. The loss of our authority to conduct business in a state, for this or any other reason, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

    We cannot assure you that we will be able to obtain or maintain all necessary licenses and approvals in a timely manner or at all. Failure to obtain and maintain these licenses and approvals would limit, delay and disrupt (1) our ability to increase REIT qualifying assets and income and (2) our operations in certain geographical regions, and perhaps nationwide, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

New legislation may restrict our ability to make loans, negatively affecting our revenues.

Several federal, state, and local laws, rules, and regulations have been adopted in recent years, or are under consideration, that are intended to eliminate lending practices labeled as “predatory.” Many of these laws and rules impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten or originated. In addition, an increasing number of these laws, rules, and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. Generally, we avoid making or acquiring loans that exceed those thresholds because of the costs and risks associated with such loans and the market valuations and perceptions of such loans.

    Congress and federal government agencies also continue to consider legislative and regulatory proposals affecting mortgage lending, including “predatory lending.” Among these proposals are ones that would lower the existing HOEPA thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive high-cost loans.

Moreover, many of the laws and regulations that have been enacted recently or are proposed extend beyond curbing “predatory lending” practices to restrict commonly accepted lending activities. For example, some of these laws and regulations strictly limit a borrower’s ability to include in the loan amount the points and fees charged in connection with the origination of a mortgage loan or others restrict or prohibit prepayment charges. Passage of these laws and regulations in additional jurisdictions could reduce our loan origination volume. Additionally, this type of legislation and any new legislation may cause us to withdraw from some jurisdictions.

The continued enactment of these laws, rules, and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do originate. In addition, the difficulty of managing the compliance risks presented by these laws, rules, and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming mortgage loans. These laws, rules, and regulations have required us to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. In addition, many of these state laws, rules, and regulations are not applicable to the mortgage operations of national banks, or other financial institutions chartered by the federal government, which gives the mortgage operations of these institutions a competitive advantage over us. If we decide to relax our self-imposed restrictions on originating and purchasing loans subject to these laws, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules, and regulations, including demands for indemnification or loan repurchases from our lenders and purchasers of our loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

In addition, because of reputational and financial risks, many whole loan purchasers will not buy, and rating agencies may refuse to rate, any securitization containing any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Therefore, these laws and regulations can severely constrict the secondary market and limit the acceptable standards of mortgage loan production. Changes in these laws and regulations could effectively preclude us from originating mortgage loans that are governed by those rules and could have a material adverse effect on our ability to securitize or sell mortgage loans and, accordingly, our business, financial condition, liquidity and results of operations.

Furthermore, from time to time, members of Congress and government officials have advocated the elimination of the mortgage interest deduction for federal income tax purposes, or its reduction based on borrower income, type of loan or principal amount. The tax deductibility of mortgage interest gives mortgage products a competitive advantage when compared to other types of consumer financing, an advantage that could be eliminated or seriously impaired by such government action. President Bush has announced an intention to make a general reform of individual income tax laws a priority proposal in the new Congress. We do not know whether any proposed reform resulting from President Bush's initiative will affect the mortgage interest deduction. Accordingly, the reduction or elimination of these tax benefits to borrowers could have a material adverse effect on the demand for the mortgage loan products we offer.

The recent reduction in scope of preemption previously afforded non-depository lenders under the Alternative Mortgage Transactions Parity Act could have a material adverse effect on our results of operations, financial condition and business.

    The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate. Many states, however, have laws restricting collection of prepayment penalties.

    Prior to September 25, 2002, the Office of Thrift Supervision, or the OTS, had implemented a rule under the Alternative Mortgage Transactions Parity Act, or the Parity Act, that allowed non-federal housing creditors such as our company to rely on the Parity Act to preempt state restrictions on prepayment charges. On that date, however, the OTS released a new rule that prevents us from relying on that Parity Act preemption. The effective date of the new rule was July 1, 2003. In July 2004, the U.S. Court of Appeals for the District of Columbia upheld the OTS action designating the Parity Act regulations inapplicable, which resulted in non-federal housing creditors being subject to state law concerning prepayment and late fees. The elimination of this federal preemption requires us to comply with state restrictions on prepayment charges. These restrictions prohibit us from charging any prepayment charge in certain states and restrict the amount and duration of prepayment charges that we may impose in other states. Currently, we conduct business in 36 states that restrict or prohibit prepayment charges on mortgage loans. For the years ended December 31, 2004 and 2003, 57% and 55%, respectively, of our loans were made in these 36 states.

    On April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act did not preempt New Jersey state law restrictions on prepayment charges in the past. Although this ruling was recently reversed on appeal by the New Jersey Supreme Court, if courts in other jurisdictions were to reach conclusions like the New Jersey appellate court’s decision, those courts might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment charges and which we continued to include in our loan documentation prior to July 1, 2003 on the basis of Parity Act preemption. If such a decision were made by a court or agency with jurisdiction over us, we might be required to refund and waive a significant amount in prepayment charges.

We may face legal actions in connection with our past activities as a result of various legislative actions and judicial decisions.

Certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. For example, in March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view of other courts and federal banking agencies that lenders operating under federal charters may make loans outside their home states at the rates permitted under home state law. Although this ruling is not expected to directly impact our future business because the recent reduction of the scope of the Parity Act has meant that we can no longer rely on federal preemption, it may make it easier for plaintiffs to file actions seeking various forms of relief against lenders like us that received fees in the past that exceeded the applicable thresholds in reliance on federal preemption under the Parity Act. We may be subject to such actions with respect to fees we earned when we relied on federal preemption. Actions that may be brought, if decided against us, could cause us to make refunds to borrowers and, accordingly, could harm our business, financial condition, liquidity and results of operations.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing services, this could increase our borrowing costs and negatively affect the market for whole loans and securitizations.

    Warehouse lenders and securitization underwriters may face liability exposure for fraud on consumers committed by a lender to whom they provided financing and underwriting services. If courts or regulators adopt this theory, warehouse lenders and securitization underwriters may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some warehouse lenders and securitization underwriters may exit the business, charge more for warehouse lending or underwriting securitizations, or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, have a negative effect on our business, financial condition, liquidity, and results of operations.

    We are subject to various legal actions, which if decided adversely, could have a material adverse effect on us.

  Because the non-conforming mortgage lending and servicing business, by its nature, involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders, and servicers, including us, are subject to numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits brought as class actions that allege violations of various federal, state and local consumer protection laws. While we cannot predict the ultimate legal and financial liability with respect to legal actions brought against us, an adverse judgment in one or more legal actions could have a material adverse effect on our financial condition. In addition, in recent years, both state and federal regulators and enforcement agencies have subjected the practices of non-conforming mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well-publicized governmental and other investigations of other mortgage lenders in our industry. Any such investigation of us could have a material adverse effect on our business, results of operations, liquidity and financial condition.

If many of our borrowers become subject to Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act, which re-enacted in 2003 the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. In times of significant and sustained mobilization by the U.S. Armed Forces, the number of our borrowers who are subject to this act is likely to increase, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

The conduct of the independent brokers through whom we originate our wholesale loans could subject us to fines or other penalties.

The mortgage brokers through whom we originate wholesale loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Although we exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans, we may be subject to claims for fines or other penalties based upon the conduct of our independent mortgage brokers. Further, we have in the past made refunds to our borrowers because of the conduct of mortgage brokers and it is possible that we may in the future be subject to additional payments, fines or other penalties based upon the conduct of the brokers with whom we do business.

“Do not call” registries may limit our ability to market our products and services.

    Our marketing operations, including the activities of brokers who originate loans for us, may be restricted by the development of various federal and state “do not call” list requirements that permit consumers to protect themselves from unsolicited marketing telephone calls. In 2003, the United States Federal Trade Commission, or the FTC, amended its rules to establish a national “do not call” registry. Generally, vendors are prohibited from calling anyone on that registry unless the consumer has initiated the contact or given prior consent. Although certain court decisions called into question the FTC’s authority to implement this registry, the FTC put it into operation pending a definitive judicial decision. In October 2004, the U.S. Supreme Court declined to hear an appeal seeking to overturn a ruling by the U.S. Court of Appeals for the Tenth Circuit that upheld the constitutionality of the FTC registry. Millions of households have listed their telephone numbers on this registry, and the implementation of the FTC rule may adversely affect telemarketing activities by us or by vendors of our products. The FTC also has initiated enforcement actions against alleged violators of the registry requirements after receiving consumer complaints. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our and our vendors’ marketing activities will not be adopted. Such regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we, or our vendors, may incur penalties for improperly conducting our marketing activities.

"Do not fax" rules will increase our costs and potentially subject us to additional legal liability.

Because we rely heavily on broadcast facsimile transmissions to inform mortgage brokers of changes in our rates and products, we will be subject to greater costs and potential liability under new "do not fax" rules by the FCC that become effective on July 1, 2005. When effective, these rules make it unlawful for any person to send an unsolicited facsimile to another machine that contains any material advertising the commercial availability or quality of any property, good, or service, unless the recipient has expressly permitted the sending of such a facsimile in a signed, written statement. Under these rules our announcements of rate and product changes may be deemed covered advertisements. Although we are seeking to receive the required written permission from the brokers and other persons to whom we send such facsimiles announcements, we cannot guarantee that one or more of our facsimile announcements will not be sent to persons who have not executed such a permission. In addition, the rule requires that each facsimile advertisement must contain the identity and telephone number of the business on whose behalf the facsimile is being sent, whether sent directly by that business or through a third-party service provider. Recipients of unwanted facsimiles thus will receive information allowing them to seek redress. Violators of these rules may be subject not only to enforcement actions by government agencies, but also to private suits by affected persons. Compliance with this FCC requirement will increase our costs and implementation of the rules will increase our legal risks.

The fraudulent and negligent acts on the part of loan applicants, mortgage brokers, appraisers, other vendors, and our employees could subject us to losses.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is misrepresented and the misrepresentation is not detected before loan funding, the value of the mortgage loan may be significantly lower than expected. Whether the loan applicant, the mortgage broker, another third party, or one of our employees makes a misrepresentation, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

While we have controls and processes designed to help us identify misrepresented information in our loan origination operations, we cannot assure you that we have detected or will detect all misrepresented information in our loan originations operations.

Compliance with proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq National Market have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

    The scope of business activity affected by “privacy” concerns is likely to expand and will affect our business. The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collections, use, and security of financial and other nonpublic information provided it by applicants and borrowers. Privacy rules also require us to protect the security and integrity of the customer information we use and hold. In addition, we cannot assure you that more restrictive federal, state, or local statutes, rules, or regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, and thus make compliance more difficult or expensive. These requirements also increase the risk that we may be subject to liability for noncompliance.

    California recently enacted —the California Financial Information Privacy Act, also known as SB 1, and the California Online Privacy Protection Act, both of which took effect on July 1, 2004, and AB 1950. Under SB 1, subject to certain exceptions, a financial company must allow customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies. Under the new California Online Privacy Protection Act, all operators of commercial websites and online services that allow interaction with California consumers, even if no transactions may be effected online, must post privacy policies meeting statutory requirements. AB 1950 further expands the reach of California privacy rules by requiring all types of businesses to maintain “reasonable security measures” for the customer personal information that they possess or license. Certain amendments to the California Civil Code that require all non-financial companies, whether located in California or elsewhere, that disclosed personal information about a California consumer for direct marketing purposes during 2004 to provide notice to the customer and opportunity to request information regarding third-party disclosure from the lender, became effective January 1, 2005. A number of other states are considering privacy laws that may be more demanding than federal law. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states, most recently new privacy laws enacted by Vermont and Illinois, are not preempted by Gramm-Leach-Bliley. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our activities or those of our vendors will not be adopted and will not restrict the marketing of our products and services to new customers.

     Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal, state and local levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that will not be subject to lawsuits or compliance actions under such state nor federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

      Our failure to maintain an exemption from the Investment Company Act would harm our results of operations.

    We may invest in securities of other REITs or similar entities. Although we intend to make such investments only if our board of directors determines that the proposed investment would not cause us to be an “investment company” under the Investment Company Act of 1940, as amended, we could become regulated as an investment company for purposes of that act, which would substantially reduce our ability to use leverage and could adversely affect our business, financial condition, liquidity and results of operations.

Federal Income Tax Risks Related to Our Qualification as a REIT

      Actions we take to satisfy the requirements applicable to REITs, or our failure to satisfy such requirements, could have an adverse effect on our financial condition.

    Since our REIT conversion, we have operated in a manner intended to enable us to qualify as a REIT under the federal tax laws, and we intend to continue to do so. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders as long as it distributes annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and complies with certain other requirements. No assurance can be provided, however, that we will qualify, or be able to remain qualified, as a REIT, or that new legislation, Department of Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

•
Required distributions and payments. To remain qualified as a REIT, generally we are required each year to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we make with respect to the calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income for that year, and (iii) any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to comply with the minimum 90% distribution requirement and to avoid the nondeductible excise tax. Differences in timing between taxable income and cash available for distribution could require us to borrow funds or to issue additional equity to meet the minimum 90% distribution requirement (and therefore to maintain our REIT status) and to avoid the nondeductible excise tax. In addition, our inability to retain earnings (resulting from the minimum 90% distribution requirement) generally require us to refinance debt that matures with additional debt or equity. There can be no assurance that any of these sources of funds, if available at all, will be available to meet our distribution and tax obligations. Furthermore, to the extent that we do not comply with covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities.”

•
Consequences of failure to qualify as a REIT. If we fail to qualify as a REIT, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. The additional tax would significantly reduce the cash available for distribution by us to our shareholders. Our failure to qualify as a REIT could reduce materially the value of our common stock. However, if we fail to qualify as a REIT, subject to certain limitations under the federal tax laws, domestic corporate shareholders may be eligible for the dividends received deduction with respect to our distributions and most domestic non-corporate shareholders generally would be taxed on such distributions at the rates applicable to net capital gains.

Distributions we make to most domestic non-corporate shareholders are generally not eligible for taxation at capital gains rates, which may adversely affect the price of our common stock.

    Distributions made to most domestic non-corporate shareholders by a C corporation are generally eligible to be taxed at rates applicable to net capital gains, currently subject to a maximum rate of 15%, rather than at rates applicable to ordinary income, currently subject to a maximum rate of 35%. The 15% rate, however, generally does not apply to distributions made to most domestic non-corporate shareholders by a REIT on its stock, except for distributions made with respect to dividends received by the REIT from its taxable REIT subsidiary and in other limited circumstances. As a result, our dividends paid to most domestic non-corporate shareholders are generally taxable to those holders at ordinary income rates. Although the earnings of a REIT that are distributed to its shareholders generally are subject to less total federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate level income tax, domestic non-corporate investors may view the stock of C corporations as more attractive relative to the stock of a REIT than would otherwise be the case, because dividends from C corporations generally are taxed at a lower rate to shareholders while dividends paid from REITs generally are taxed at the same rate as the shareholder’s other ordinary income.

    If we make distributions in excess of current and accumulated earnings and profits, those distributions may reduce your adjusted basis in our common stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

    Unless you are a tax-exempt entity, distributions that we make to you, including constructive distributions, generally are subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

We strongly urge you to consult your own tax advisor concerning the effects of our distributions on your individual tax situation.

      Recognition of excess inclusion income by us could have adverse tax consequences to us or our shareholders.

    We may recognize excess inclusion income and our shareholders may be required to treat a portion of the distributions they receive as excess inclusion income. Excess inclusion income may not be offset with net operating losses, represents unrelated business taxable income in the hands of an otherwise tax-exempt shareholder, and is subject to withholding tax, without regard to otherwise applicable exemptions or rate reductions, to the extent such income is allocable to a shareholder who is not a U.S. person.

    Generally, excess inclusion income is the income allocable to a REMIC residual interest in excess of the income that would have been allocable to such interest if it were a bond having a yield to maturity equal to 120% of the long-term applicable federal rate, which is a rate based on the weighted average yields of treasury securities and is published monthly by the IRS for use in various tax calculations.

    Although we plan to structure our securitization transactions to qualify as non-REMIC financing transactions for federal income tax purposes, we may recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions. In short, if a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interest retained by the REIT, under regulations that have not yet been issued, will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we intend to undertake non-REMIC multi-class mortgage backed securities transactions, we may recognize excess inclusion income.

    If we recognize excess inclusion income, we may, under regulations that have not yet been issued, have to allocate the excess inclusion income to the distributions we distribute to our shareholders to the extent our REIT taxable income (taking into account the dividends paid deduction) is less than the sum of our excess inclusions for the taxable year. If a portion of the distributions we distribute to you are characterized as excess inclusion income, then you will be taxed with respect to that excess inclusion income in the same manner that you would be taxed if you held a REMIC residual interest directly.

    Generally, to maintain our REIT status, we must distribute at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) in each year. To the extent the sum of our excess inclusion income is less than 10% of our total taxable income, we may elect to pay tax on such excess inclusion income rather than treating a portion of our distributions as comprising excess inclusion income.

We could lose our REIT status if the total value of our investment in Saxon Capital Holdings, Inc., together with any investments in other taxable REIT subsidiaries, exceeds 20% of the total value of our assets at the close of any calendar quarter.

    At the close of any calendar quarter, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

    The sole taxable REIT subsidiary in which we directly own stock or securities is Saxon Capital Holdings, Inc. As of December 31, 2004, the stock and securities of Saxon Capital Holdings, Inc. held by us represented less than 20% of the value of our total assets. Furthermore, we intend to monitor the value of our investments in the stock and securities of Saxon Capital Holdings, Inc. (and any other taxable REIT subsidiary in which we may invest) to ensure compliance with the above-described 20% limitation. We cannot assure you, however, that we will always be able to comply with the 20% limitation so as to maintain REIT status.

 Because taxable REIT subsidiaries are subject to tax at the regular corporate rates, we may not be able to fully realize the tax benefits we anticipate as a result of being a REIT.

    A taxable REIT subsidiary must pay income tax at regular corporate rates on any income that it earns. As a REIT, we conduct many of our historic business activities through our taxable REIT subsidiaries. Our taxable REIT subsidiaries pay corporate income tax on their taxable income, and their after-tax net income is available for distribution to us. Such income, however, is not required to be distributed.

The primary benefit that we derive as a result of electing REIT status is the ability to avoid corporate income tax on our earnings by distributing such earnings to our shareholders. Certain business activities, such as servicing loans owned by third parties, must, however, be conducted through a taxable REIT subsidiary if we are to maintain our compliance with requirements for qualification as a REIT. Consequently, our ability to achieve the primary benefit of being a REIT—the avoidance of corporate income tax on our earnings—is limited to the extent we must conduct our business activities through taxable REIT subsidiaries.

  We may endanger our REIT status if the dividends we receive from our taxable REIT subsidiaries exceed applicable REIT gross income tests.

    The annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status. Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary. If, for any taxable year, the dividends we received from Saxon Capital Holdings, Inc. when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

    Moreover, the limitations imposed by the REIT gross income tests may impede our ability to distribute assets from Saxon Capital Holdings, Inc. to us in the form of dividends.

  We may be subject to a penalty tax if interest on indebtedness owed to us by our taxable REIT subsidiaries accrues at a rate in excess of a commercially reasonable rate or if transactions between us and our taxable REIT subsidiaries are entered into on other than arm’s-length terms.

    If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT, the REIT is subject to tax at a rate of 100% on the excess of (1) interest payments made by a taxable REIT subsidiary to its parent REIT over (2) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms. We scrutinize all of our transactions with our taxable REIT subsidiaries to ensure that we do not become subject to these taxes. We cannot assure you, however, that we will be able to avoid application of these taxes.

Risks of Ownership of Our Common Stock

  We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our shareholders in the future.

    We intend to make quarterly distributions to our shareholders in amounts sufficient to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) each year, subject to certain adjustments. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be impaired by the risk factors described in this prospectus. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our shareholders in the future.

  Our use of taxable REIT subsidiaries may affect the price of our common stock relative to the stock price of other REITs.

    Although we expect to conduct a portion of our business through our REIT or one or more qualified REIT subsidiaries in the future, we also hold a significant portion of our assets, and conduct a substantial portion of our business, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are corporations subject to corporate-level tax. This REIT/taxable REIT subsidiary structure may cause market valuations of our common stock to differ from market valuations of stock of other publicly-traded REITs that may not use taxable REIT subsidiaries as extensively as we plan to do as a REIT.

  Shares of our common stock available for future sale could have an adverse effect on our stock price.

    Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Also, a substantial number of shares of our common stock will, pursuant to employee benefit plans, be issued or reserved for issuance from time to time, and these shares of common stock will be available for sale in the public markets from time to time. Moreover, additional shares of our common stock issued in the future may be available for sale in the public markets. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	market reaction to our being a REIT;
•	actual or anticipated variations in our quarterly operating results or distributions;
•	changes in our funds from operations or earnings estimates or publication of research reports about us, if any, or the real estate industry;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	changes in market valuations of similar companies;
•	changes in tax laws affecting REITs;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional shareholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

      Our earnings and cash distributions could adversely affect our stock price.

It is generally believed that the market value of the equity securities of a REIT is primarily based upon the market’s perception of the REIT’s growth potential for its core portfolio, the value of its real estate portfolio and its prospects for accretive acquisitions and development. The combination of these factors creates a market perception of a REIT’s current and potential future cash distributions, whether from operations, sales, acquisitions, or refinancings. This market perception is secondarily based upon the value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves, or other purposes rather than distributing such cash flow to shareholders, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

Market interest rates could have an adverse effect on our stock price.

One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.

Limits on ownership of our common stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock.

    To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the aggregate number or aggregate value of the outstanding shares of any class or series of our capital stock. Our board of directors, in its sole and absolute discretion, may waive or modify the ownership limit under certain circumstances.

    Any shares of our stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary. The person who acquired such excess shares of our stock will not be entitled to any distributions on such stock or to vote such excess shares and will receive, in exchange for such excess shares, a price equal to the lesser of (1) the price per share such person paid for the shares (or, if the shares were acquired through a gift, devise or other transaction in which no value was given, a price per share equal to the market price for the excess shares on the date such person acquired the shares) or (2) the cash proceeds from the sale of such excess shares by the trustee. Any additional proceeds from the sale of the excess shares will be paid to the charitable beneficiary. A transfer of our common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, the transferee would be denied any of the economic benefits of owning our common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring, or preventing a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

    Our governing documents and governing Maryland law impose limitations on the acquisition of our common stock and changes in control that could make it more difficult for a third party to acquire us.

    Our charter and bylaws, and Maryland corporate law, contain a number of provisions that could delay, defer, or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including the following:

•
Ownership Limit. The 9.8% ownership limit described under “Limits on ownership of our common stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock” above may have the effect of precluding a change in control of us by a third party without the consent of the our board of directors, even if such change in control would be in the interest of the our shareholders (and even if such change in control would not reasonably jeopardize our REIT status).

•
Removal of board of directors. Our charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of shareholders holding at least two-thirds of the shares then outstanding and entitled to be cast for the election of directors. A vacancy on the board resulting from the removal of a director by the shareholders may be filled by the affirmative vote of at least two-thirds of all the votes entitled to be cast in the election of directors and only until the next annual meeting of shareholders.

•
Preferred stock; classification or reclassification of unissued shares of capital stock. Our charter provides that the total number of shares of stock of all classes which we have the authority to issue is 101,000,000 shares of capital stock, initially consisting of 100,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share. The board of directors is authorized, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of stock to be issued. The issuance of preferred stock or other stock having special preferences or rights could have the effect of delaying or preventing a change in control of us even if a change in control would be in the interest of our shareholders. Because the board of directors will have the power to establish the preferences and rights of additional classes or series of stock without a shareholder vote, the board of directors may afford the holders of any such class or series preferences, powers and rights, including voting rights, senior to the rights of holders of common stock.

•
Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•
Maryland Business Combination Act. Maryland corporate law, establishes special requirements for “business combinations” between a Maryland corporation and “interested shareholders” or any affiliate of an interested shareholder unless certain exemptions are applicable. An interested shareholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested shareholder unless the board of directors approved the transaction before the party becoming an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. The law also requires a supermajority shareholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and
•
two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than voting shares held by the interested shareholder or an affiliate of the interested shareholder with whom the business combination is to be effected.

The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests. Our board of directors has adopted a resolution exempting us from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

•
Maryland Control Share Acquisition Act. Maryland corporate law provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of the other shareholders. Two-thirds of the shares eligible to vote must vote for granting the “control shares” voting rights. Control shares are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•	one-tenth or more but less than one-third of all voting power;
•	one-third or more but less than a majority of all voting power; or
•	a majority or more of all voting power.

    Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained shareholder approval. A control share acquisition means the acquisition of control shares, subject to certain exceptions.

    If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of shareholders to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any shareholders’ meeting.

    If voting rights are not approved at a meeting of shareholders, then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

•	the last control share acquisition; or
•	the meeting where shareholders considered and did not approve voting rights of the control shares.

If voting rights for control shares are approved at a shareholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other shareholders may obtain rights as objecting shareholders and, thereunder, exercise appraisal rights. This means that you would be able to force us to redeem your stock for fair value. Under Maryland corporate law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters’ rights would not apply in the context of a control share acquisition. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

    Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any of our control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

•
Advance notice of director nominations and new business. Our bylaws impose certain advance notice requirements that must be met for nominations of persons for election to the board of directors and the proposal of business to be considered by shareholders. The advance notice provisions contained in our bylaws generally require nominations and new business proposals by shareholders to be delivered to our secretary not later than the close of business on the 60th day nor earlier than the close of business on the 90th day before the date on which we mailed our proxy materials for the prior year’s annual meeting of shareholders.

•
Meetings of shareholders; call of special meetings; shareholder action in lieu of meeting by unanimous consent. Our bylaws provide that annual meetings of shareholders must be held on a date and at the time set by the board of directors during the month of June each year (commencing in June 2005). Special meetings of the shareholders may be called by the board of directors or on the written request of shareholders entitled to cast a majority of all the votes entitled to be cast at the meeting. Any action required or permitted to be taken by the shareholders must be effected at a duly called annual or special meeting of shareholders or by unanimous written consent of all shareholders entitled to vote on the action.

•
Meetings of shareholders; call of special meetings; shareholder action in lieu of meeting by unanimous consent. Our bylaws provide that annual meetings of shareholders must be held on a date and at the time set by the board of directors during the month of June each year (commencing in June 2005). Special meetings of the shareholders may be called by the board of directors or on the written request of shareholders entitled to cast a majority of all the votes entitled to be cast at the meeting. Any action required or permitted to be taken by the shareholders must be effected at a duly called annual or special meeting of shareholders or by unanimous written consent of all shareholders entitled to vote on the action.

•
Merger, consolidation, share exchange, and transfer of our assets. Pursuant to provisions contained in our charter, subject to the terms of any class or series of capital stock at the time outstanding, we may merge with or into another entity, may consolidate with one or more other entities, may participate in a share exchange or may transfer our assets within the meaning of Maryland corporate law if approved (1) by a majority of the entire board of directors and (2) by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, except that any merger with or into a trust organized to change our form of organization from a corporation to a trust will require the approval of our shareholders by the affirmative vote only of a majority of all the votes entitled to be cast on the matter. Under Maryland corporate law, certain mergers may be accomplished without a vote of shareholders, a share exchange must be approved by a Maryland successor only by its board of directors and as set forth in its charter, and our voluntary dissolution also would require the affirmative vote of two-thirds of all the votes entitled to be cast on the matter.

•
Amendments to our charter and bylaws. The provision contained in our charter relating to restrictions on transferability of our common stock may be amended only by a resolution adopted by the board of directors and approved by shareholders by the affirmative vote of the holders of not less than two-thirds of the votes entitled to be cast on the matter. As permitted under Maryland corporate law, our charter and bylaws provide that our board of directors has the exclusive right to amend our bylaws. Amendments to this provision of our bylaws also would require board action and approval by two-thirds of all votes entitled to be cast on the matter.

Item 2. Properties

Our principal executive headquarters is located at 4860 Cox Road, Suite 300, in Glen Allen, VA and contains 34,448 square feet. Our principal mortgage loan origination headquarters is located at 4880 Cox Road in Glen Allen, VA and contains 59,948 square feet. Our principal mortgage loan servicing headquarters is located at 4708 Mercantile Drive, Fort Worth, TX and contains approximately 106,616 square feet. The leases for these premises expire on August 31, 2017, July 31, 2005 and March 31, 2011, respectively. We leased property in the following metropolitan areas for our mortgage loan origination operations as of December 31, 2004: Phoenix, AZ; Foothill Ranch, CA; Huntington Beach, CA; Laguna Hills, CA, Walnut Creek, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Oakbrook Terrace, IL; New Orleans, LA; Livonia, MI; Greenbelt, MD; Las Vegas, NV; Raleigh, NC; Omaha, NE; Cherry Hill, NJ; Buffalo, NY; Hauppauge, NY; Portland, OR; Pittsburgh, PA; Dallas, TX; and Richmond, VA. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business. On May 10, 2004, we entered into a 12-year build-to-suit lease for approximately 115,000 square feet in Glen Allen, VA with Highwoods Realty Limited Partnership that is expected to commence in July 2005. Upon completion, this building will become our principal mortgage loan origination headquarters. We also own a condominium unit in Glen Allen, VA that is used for temporary corporate housing. In the opinion of our management, our properties are adequately covered by insurance.

Item 3. Legal Proceedings

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

Josephine Coleman v. America’s MoneyLine, Inc. is a matter filed on November 20, 2002 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557. This case was filed as a class action alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. Ms. Coleman alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In January 2005, the parties entered into a settlement agreement pursuant to which America’s MoneyLine agreed to pay an immaterial amount comprised of a payment to Ms. Coleman and an agreed-upon amount of her attorneys’ fees in exchange for dismissal of the suit. The Court entered an order dismissing the suit with prejudice as to Ms. Coleman on January 21, 2005.

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. is a matter filed on November 19, 2002 in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 02C6323. This is a class action suit alleging violation of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The plaintiffs allege that we violated Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default, and which later were prepaid by the borrowers. We believe that approximately 27 mortgage loans we originated in Illinois are subject to the allegations. In addition, the plaintiffs allege that their claims apply to loans that we made in all other states in addition to Illinois, where we collected prepayment penalties in these particular circumstances. The claim of Ms. Barbosa was separated from the potential class action by a motion to compel arbitration pursuant to the arbitration provision of her mortgage loan, and the claim has been settled. The mortgage loans of some or all of the other plaintiffs in the alleged class do not contain arbitration provisions. The court dismissed the sole federal law claim alleged by the plaintiffs against a non-affiliated defendant, and as a result dismissed without prejudice the state law claims against Saxon Mortgage Services and the other remaining defendants on jurisdictional grounds. The remaining named plaintiff re-filed the case on August 8, 2003 as Loisann Singer, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.), et al. in the Circuit Court of Cook County, Illinois, Case No. 03CH 13222, and on our motion, the case was removed to the U.S. District Court for the Northern District of Illinois on September 10, 2003. The parties have agreed to a settlement in exchange for a dismissal which would require us to pay $0.2 million to the group of 27 former Illinois borrowers and their attorneys. The court has entered an order approving the settlement, and we are in the process of performing our obligations under the settlement agreement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action. There were no material developments in this legal proceeding during the quarter ended December 31, 2004.

Shirley Hagan, et al. v. Concept Mortgage Corp., Saxon Mortgage, Inc. and others is a class action lawsuit filed on February 27, 2003 in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, violated HOEPA, TILA and RESPA with respect to the fees and interest rates charged to plaintiffs and the related loan disclosures, in connection with the plaintiffs’ loans and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We removed the case to federal court and filed a motion to compel arbitration, which was granted by the Magistrate Judge and subsequently appealed by the plaintiffs. The District Court affirmed the Magistrate Judge’s order and arbitration was initiated. In August 2004, a settlement agreement was entered into with respect to this matter. The settlement provides for the reduction in the outstanding balances and interest rates of the plaintiffs’ loans and provides for payment of the plaintiffs’ legal fees in an approximate amount of $30,000. We are currently in the process of satisfying our obligations under the settlement agreement. There were no material developments in this legal proceeding during the quarter ended December 31, 2004.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, we are not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. Our subsidiary, Saxon Mortgage Services, Inc., is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of a law firm hired by a number of defendants, including our subsidiary, Saxon Mortgage Services, Inc., to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the Plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. At the present time, we cannot predict the outcome of the case.

We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Shareholders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “SAXN” since January 16, 2002. Prior to that time there was no public market for our common stock. On March 3, 2005, the last reported price of our common stock on the Nasdaq National Market was $18.00 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common shareholders of record on March 3, 2005 was 41, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the Nasdaq National Market.

	High	Low
2003:
First quarter	$13.96	$10.76
Second quarter	$19.01	$12.81
Third quarter	$18.65	$15.30
Fourth quarter	$22.15	$17.15

2004:
First quarter	$30.75	$21.23
Second quarter	$29.87	$21.60
Third quarter	$29.15	$20.85
Fourth quarter	$26.58	$18.25

We are expecting to transfer our common stock from the Nasdaq National Market to the New York Stock Exchange on Friday, March 18, 2005 under the symbol “SAX.”

On December 15, 2004, our Board of Directors declared a special dividend of $1.72 per share of common stock payable on December 31, 2004 to shareholders of record on December 23, 2004. On December 15, 2004, our Board of Directors also declared a fourth quarter regular dividend of $0.58 per share of common stock payable on January 14, 2005 to shareholders of record on December 23, 2004. Prior to that time, we had never declared or paid any cash dividends on our common stock. In order to comply with REIT qualification requirements, we expect to continue to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends to be declared by our Board of Directors will depend on our financial condition and earnings and other factors that our Board of Directors deems relevant.

Our 2004 Public Offering

On September 20, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-11 (File No. 333-116028) in connection with its initial public offering of common stock. Friedman, Billings, Ramsey & Co., Inc. acted as the sole book runner and lead manager in the offering. We initially registered $500,000,000 in shares of our common stock and sold 17.0 million shares at $22.75 per share for aggregate gross proceeds of $386.8 million on September 24, 2004.

From September 20, 2004 through December 31, 2004, we estimate that we incurred approximately $25.8 million in expenses in connection with the offering, comprised of underwriting discounts and commissions, financial advisory fees, and other offering expenses. Of that amount, $1.4 million consisted of direct payments to our attorneys and various other organizations and $24.4 million consisted of indirect payments to our underwriters. After deducting the expenses described above, the net offering proceeds we received in the offering were approximately $361.0 million.

From September 20, 2004 through December 31, 2004, we used the net proceeds from this offering as follows:

•
Approximately $131.4 million to pay the cash component of the merger consideration due to persons and entities that held shares of Old Saxon Capital common stock immediately before the effective time of the merger; and

•	$229.6 million for working capital.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2004, 2003, 2002, for the period July 6, 2001 to December 31, 2001, and as of December 31, 2004, 2003, 2002 and 2001 have been derived from our consolidated financial statements, which have been audited by our independent auditors. The following selected financial data for the period January 1, 2001 to July 5, 2001, for the year ended December 31, 2000, and as of December 31, 2000 have been derived from our predecessor’s consolidated financial statements, which have been audited by our independent auditors. You should read the information below along with all other financial information and analysis presented in this annual report on Form 10-K, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

On September 24, 2004, we completed our conversion to a REIT. The transaction was structured as a merger of Old Saxon with and into Saxon Capital Holdings, Inc., a wholly owned subsidiary of New Saxon. The consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 include ninety-eight days’ effects of the merger. The merger had no effect on our consolidated financial statements, as this was a merger of companies under common control. See Note 1(a) to the Consolidated Financial Statements.

Prior to July 6, 2001, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under Statement of Financial Accounting Standard No 140, or SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also we as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheets, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization. We believe this accounting treatment more closely matches the recognition of income with the actual receipt of cash payments. This change has significantly impacted our results of operations after July 6, 2001, compared to our results for periods prior to July 6, 2001.
Saxon Capital, Inc. (1)				SCI Services, Inc. (predecessor)
December 31,
2004	2003	2002	2001	2000
(in thousands)
Balance Sheet Data:
Mortgage loan portfolio, net	$5,990,310	$4,680,047	$3,572,246	$1,702,481	$103,954
Interest-only residual assets	—	—	—	—	298,415
Mortgage servicing rights, net	98,995	41,255	24,971	33,847	47,834
Servicing related advances (2)	113,129	98,588	102,558	101,645	30,847
Total assets	6,539,131	5,059,081	4,163,162	1,899,349	572,408
Warehouse financing	600,646	427,969	474,442	283,370	88,225
Securitization financing	5,258,344	4,237,375	3,347,251	1,326,660	—
Total liabilities	5,920,202	4,714,035	3,876,816	1,647,351	228,871
Shareholders’ equity	618,929	345,046	286,346	251,998	343,537

	Saxon Capital, Inc. (1)				SCI Services, Inc. (predecessor)
	For the Year Ended December 31,
	2004	2003	2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000
(dollars in thousands, except per share data)
Operating Data:
Interest income	$395,347	$333,064	$226,399	$50,964	$15,331	$34,444
Interest expense	(155,805)	(123,303)	(87,068)	(23,457)	(11,524)	(24,875)
Net interest income	239,542	209,761	139,331	27,507	3,807	9,569
Provision for mortgage loan losses	(41,647)	(33,027)	(28,117)	(11,861)	(8,423)	(6,403)
Net interest income after provision for mortgage loan losses	197,895	176,734	111,214	15,646	(4,616)	3,166
Gain on sale of mortgage assets	3,500	2,533	365	—	32,892	79,234
Servicing income, net of amortization and impairment	33,636	32,134	22,924	11,577	16,670	23,677
Total net revenues	235,031	211,401	134,503	27,223	44,946	106,077
General and administrative, payroll and other expenses	(142,446)	(109,756)	(90,293)	(37,467)	(43,798)	(70,236)
Impairment of assets, net	—	—	—	—	(7,301)	(108,445)
Impairment of goodwill	—	—	—	—	(44,963)	—
Total operating expenses	(142,446)	(109,756)	(90,293)	(37,467)	(96,062)	(178,681)
Income (loss) before taxes	92,585	101,645	44,210	(10,244)	(51,116)	(72,604)
Income tax benefit (expense)	12,980	(36,509)	(16,833)	3,957	21,609	24,084
Net income (loss)	$105,565	$65,136	$27,377	$(6,287)	$(29,507)	$(48,520)
Basic earnings per common share (3)	$3.04	$2.28	$0.97	$(0.22)	$(1.05)	$(1.73)
Average common shares outstanding (basic)	34,702,370	28,518,128	28,103,695	28,050,100	28,050,100	28,050,100
Diluted earnings per common share (3)	$2.89	$2.16	$0.94	$(0.22)	$(1.05)	$(1.73)
Average common shares outstanding (diluted)	36,521,893	30,116,305	29,165,184	28,050,100	28,050,100	28,050,100
Dividends declared per common share	$2.30	—	—	—	—	—

	Saxon Capital, Inc. (1)				SCI Services, Inc. (predecessor)
	For the Year Ended December 31,
	2004	2003	2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000
(dollars in thousands)
Other Data:
Total mortgage loan production (4)	$3,764,628	$2,842,942	$2,484,074	$1,112,661	$1,220,575	$2,088,503
Wholesale production (4)	$1,500,303	$1,174,573	$1,034,278	$501,780	$463,607	$712,746
Retail originations (4)	$964,760	$762,657	$645,949	$252,819	$194,703	$233,753
Correspondent production (4)	$1,029,529	$905,712	$615,288	$358,062	$562,265	$1,142,004
Called loans (4)(5)	$270,036	—	$188,559	—	—	—
Mortgage loans securitized	$3,199,949	$2,650,167	$2,204,816	$1,352,698	$661,456	$2,098,659
Total serviced assets at period end	$20,165,942	$9,899,523	$7,575,560	$6,355,304	$6,286,078	$5,588,598
Average principal balance per loan serviced at period end (6)	$150	$127	$109	$96	$95	$93
Number of retail branches at period end	25	27	20	17	16	16
Average number of wholesale account executives (7)	128	132	121	106	105	99
Ratios:
Average equity to average assets (8)	8.3%	6.8%	8.9%	15.4%	36.9%	56.8%
Return on average equity (8) (9)	21.9%	20.6%	10.2%	(6.0)%	(23.2)%	(14.1)%
Return on average assets (8) (9)	1.8%	1.4%	0.9%	(0.9)%	(8.6)%	(8.0)%
Asset Quality Data - at period end (Total Servicing Portfolio):
Total seriously delinquent including real estate owned - at period end (10)	5.3%	8.9%	11.3%	12.0%	N/A	10.1%
Total seriously delinquent excluding real estate owned - at period end	4.7%	7.8%	9.7%	10.2%	N/A	8.7%
Annual losses on serviced portfolio as a percentage of total serviced assets - at period end	0.5%	1.1%	1.3%	1.3%	N/A	0.8%
Asset Quality Data - at period end (Owned Portfolio):
Total seriously delinquent including real estate owned - at period end (10)	6.6%	7.7%	7.1%	3.8%	—	—
Total seriously delinquent excluding real estate owned - at period end	5.8%	6.9%	6.4%	3.6%	—	—
Annual losses on owned portfolio as a percentage of total owned assets - at period end	0.8%	0.6%	0.3%	—	—	—
        ________________
(1)	We acquired all of the issued and outstanding capital stock of our predecessor from Dominion Capital on July 6, 2001.
(2)	During 2001, we changed our presentation of recording advances and recoveries from securitizations from a net basis to a gross basis.
(3)	Earnings per common share for the periods prior to July 6, 2001 were calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.
(4)	Principal balances only.
(5)
Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party. With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital.

(6)	Total outstanding principal balance of loans serviced divided by number of loans serviced.
(7)	Average account executives are calculated as a simple average over the time period indicated. Includes area and regional sales management positions.
(8)	Average equity and average assets are calculated as a simple average over the time period indicated.
(9)	Data for incomplete years has been annualized.
(10)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
N/A Information not available.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations contained within this annual report on Form 10-K is more clearly understood when read in conjunction with our consolidated financial statements and related notes (see Item 8. “Consolidated Financial Statements and Supplementary Data”) and other information included herein.

The following sets forth the table of contents for this management’s discussion and analysis of financial condition and results of operations.

Executive Summary

Company Overview

We are in the business of originating, securitizing, and servicing non-conforming mortgage loans, including sub-prime residential mortgage loans. We operate through three business segments. These segments are:

•  Portfolio Management, or our portfolio segment;

•  Mortgage Loan Servicing, or our servicing segment;

•  Mortgage Loan Operations, or our mortgage loan production segment;

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, retail, and correspondent channels, which we refer to collectively as our “mortgage loan production segment”. We earn most of our revenues from the interest income from those mortgages through our portfolio segment and from servicing loans for other companies through our servicing segment. We pay interest to finance our mortgage loan portfolio and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans. When our qualified REIT subsidiaries securitize our mortgage loans, they structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the MBAA website as of January 21, 2005, lenders in the United States originated $2.9 trillion in single-family mortgage loans in 2004. Approximately 44% of the loan originations in 2004 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates. As of January 21, 2005, lenders in the United States are expected to originate approximately $2.5 trillion in single-family mortgage loans in 2005. We believe that the projected decline is largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates. Thus, we do not expect the same level of decline in the non-conforming market, as discussed in Item 1, “Business - Mortgage Loan Portfolio - Mortgage Loan Portfolio by Borrower Purpose.”

The non-conforming, residential mortgage industry has undergone rapid consolidation in recent years. Today the industry is dominated by a small number of large companies, with the top three mortgage lenders controlling a combined 27% of the mortgage origination market as of December 31, 2003, up from 15% as of December 31, 1997. We expect this consolidation trend to continue in the future, as market forces drive out weaker competitors. To compete effectively, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost.

The non-conforming, residential mortgage industry is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and our business is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Changes to laws, regulations or regulatory policies can have a significant adverse effect on our operations and profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for non-prime borrowers. This could result in a reduction of otherwise legitimate non-prime lending opportunities and is likely to increase our legal and compliance costs.

Over the last several years, the housing price index has increased faster than the consumer price index and growth in personal income. We expect that this trend will slow in the coming years. Over the long term, however, we anticipate that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income. Rising housing values point to healthy demand for purchase-money mortgage financing, increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as borrowers look to realize the additional equity in their homes. If our forecasts are incorrect and housing prices fall dramatically, our future results of operations would be adversely affected.

Description of Certain Components of Revenues, Expenses and Other Data

Revenues

Our principal elements of revenues are interest income and prepayment penalty income generated from our portfolio of non-conforming mortgage loans in our qualified REIT subsidiaries. Additional components of revenues are gains on sale from the sale of loans, and servicing income, all generated at our taxable REIT subsidiaries.

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

Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we originate. Increases in interest rates also lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow but, because loan originations tend to decline during periods of increased interest rates, generally lead to decreases in our borrowings. Descriptions of certain components of our revenues are set forth below.

Interest Income. Interest income primarily represents interest earned on our owned mortgage loan portfolio. Components of interest income include the gross interest received on a mortgage loan, less amortization of deferred costs to originate the loan, amortization of premiums and discounts, and amortization of the net hedge loss on closed hedges.

We record prepayment penalty income and contractual servicing fees on our owned mortgage loan portfolio as interest income. Prepayment penalty income is recorded when collected for loans in which a borrower chose to prepay before a contractual time period. Contractual servicing fees are recorded when collected.

Yield adjustments include premiums and discounts on mortgage loans, net deferred origination costs and nonrefundable fees.

Interest expense. Interest expense includes the interest and fees we pay on our warehouse lines, our repurchase facilities, and under our securitizations, as well as the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging activity.

Provision for mortgage loan losses.  We record provision for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for projected losses on current existing delinquencies. See “ - Critical Accounting Policies - Allowance for Loan Loss.”

Servicing income, net of amortization and impairment. Servicing income, net of amortization and impairment represents all contractual and ancillary servicing revenues (primarily late fees and electronic payment processing fees) for servicing third party loans. Ancillary fees collected on our mortgage loan portfolio are also classified as servicing income. Servicing income, net of amortization and impairment does not include contractual servicing fees relating to our owned mortgage loan portfolio, which are a component of interest income. Prepayments of mortgage loans in our servicing portfolio result in our no longer receiving servicing fees or ancillary fees from mortgage loans that are prepaid and may cause us to experience impairment of our mortgage servicing rights. The following table illustrates how our servicing income is presented on our consolidated statements of operations:

	Recorded in Servicing Income, Net	Recorded in Interest Income
Third Party Portfolio:
Contractual Fees	X
Ancillary Fees	X

Owned Portfolio:
Contractual Fees		X
Ancillary Fees	X
Prepayment Fees		X

Expenses

Our primary components of expenses are expected to be interest expense on our warehouse lines and repurchase facilities and securitizations, general and administrative expenses, and payroll and related expenses.

In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches we operate, the number of sales representatives we employ, the volume of third party servicing we acquire, the costs to comply with governmental regulations, and the costs of being a public company. As our loan production and loan portfolio increase we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches or new production centers, which would result in increased office rent, equipment rent and insurance costs. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses. Descriptions of certain components of our expenses are set forth below.

Payroll and related expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. A portion of these expenses, primarily commission and salary expense, are capitalized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases,” as a direct cost for loan origination. The deferral of these expenses occurs when the loan is originated and then is recognized over the life of the loan.

General and administrative expenses. General and administrative expenses consist primarily of office and equipment rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses.

Other Data

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations. Descriptions of these financial measures are set forth below.

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

Reconciliation of GAAP net income to estimated tax net income. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. For example, items such as loan production expenses, loan losses, and equity-based compensation expenses may cause differences to arise between tax and GAAP income. REIT taxable income will exclude the income of the REIT’s taxable REIT subsidiaries except to the extent its taxable REIT subsidiary distributes income to the REIT as a dividend.

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

2004 Events and 2005 Outlook

REIT Conversion

On September 24, 2004, we completed our conversion to a REIT. The merger had no effect on the consolidated financial statements, as this was a merger of companies under common control. Use of the terms “we” or “our” in this section refers to or include our applicable subsidiaries.

Pursuant to the merger agreement, Old Saxon merged with and into Saxon Capital Holdings, Inc., a wholly-owned subsidiary of New Saxon formed for the purpose of effecting the REIT conversion, and New Saxon succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.” At the effective time of the merger, each outstanding share of Old Saxon common stock was converted into the right to receive one share of New Saxon common stock and a cash payment of $4.00. Our common stock is currently quoted on Nasdaq under the symbol “SAXN.” New Saxon issued 17.0 million shares of its common stock in a public offering that occurred simultaneously with the merger, resulting in $386.8 million in gross proceeds, part of which was used to pay the cash portion of the merger consideration.

We have applied REIT rules for federal income tax and accounting purposes beginning at the effective time of the merger. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. Generally, we will not be subject to federal income tax at the corporate level to the extent we distribute 90% of our taxable income to our shareholders and comply with certain other requirements. Our strategy is to accumulate in our qualified REIT subsidiaries a portfolio of non-conforming mortgage loans that we originate in our qualified REIT subsidiaries or taxable REIT subsidiaries to produce stable net interest income and dividends to our shareholders. We also sell loans in our taxable REIT subsidiaries and generate origination fees and servicing income in those subsidiaries, enabling us to increase our capital by retaining the after tax income in those subsidiaries, subject to the limitations imposed by REIT tax rules.

With the exception of the impact of taxes and dividends following the REIT conversion, we expect that our historical results of operations will be comparable to our results of operations following the REIT conversion.

We experienced increased costs primarily related to additional staffing to ensure compliance with REIT qualification rules in connection with the REIT conversion in 2004. However, we expect the benefits of the conversion will compensate for such increased costs.

Earnings of our taxable REIT subsidiaries are taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

Revenue Growth and Increased Expenses

In 2005, we expect market interest rates to rise and competitive pressures to remain intense. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit quality characteristics of our mortgage loan production for 2005 may be lower than we experienced in 2004. As a result, we expect to earn higher interest rates on the loans we originate in 2005 than the interest rates earned on loans we originated in 2004. However, we may also experience more delinquencies and defaults, the risk of which is typically greater with lower credit grade loans over time.

In 2005, compared to 2004 and 2003, we expect our taxable REIT subsidiaries to continue to increase the percentage of their contribution to our consolidated income, while the growth of our portfolio slows as we sell lower-margin loans in whole loan sales rather than retaining them in our portfolio. We anticipate selling approximately five to ten percent of our first quarter 2005 production in whole loan sales, and depending on market conditions, we may continue making whole loan sales at this rate throughout the remainder of 2005. We also anticipate that the REIT will fund more of its mortgage loans in its own name, which we expect will be more efficient than acquiring these loans from our taxable REIT subsidiaries.

In addition, we intend to continue to grow our mortgage loan portfolio and servicing portfolio, which will produce higher levels of net interest income, increase our provision for mortgage loan losses, and produce higher levels of servicing income. With our expected increase in our mortgage loan portfolio and servicing portfolio in 2005, we expect to incur higher levels of payroll and related expenses and general and administrative expenses compared to 2004 and 2003.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	accounting for net interest income;
•	allowance for loan loss;
•	mortgage servicing rights;
•	accounting for hedging activities;
•	deferral of direct loan origination fees and costs; and
•	accounting for income taxes.

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

Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. As of December 31, 2004, approximately 76% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2004 and 2005 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 35 percent over twelve months. If prepayment speeds increase to 50%, our net interest income would decrease by $47.6 million due to the additional yield adjustment amortization. The following table presents the effects on our net interest income related to changes in our yield adjustment amortization for the year ended December 31, 2004 under various prepayment rate scenarios. Actual prepayment penalty income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

Impact on Net Interest Income
Constant Prepayment Rate:
Increase in CPR of 50%	$(47,577)
Increase in CPR of 25%	$(25,036)
Decrease in CPR of 25%	$23,842
Decrease in CPR of 50%	$50,698
_______________
(1) The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

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

Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. The table below presents the impact on our allowance for loan loss if the assumptions utilized in our model had been varied as follows:

December 31, 2004
($ in thousands)
Allowance for loan loss balance	$37,310

Increase (decrease) in allowance
Delinquency:
Increase in delinquency of 10%	$4,651
Increase in delinquency of 25%	$12,189
Decrease in delinquency of 10%	$(4,334)
Decrease in delinquency of 25%	$(10,226)

Loss severity:
Increase in loss severity of 10%	$3,258
Increase in loss severity of 25%	$8,145
Decrease in loss severity of 10%	$(3,258)
Decrease in loss severity of 25%	$(8,145)

Delinquency and loss severity:
Increase in delinquency and loss severity of 10%	$8,374
Increase in delinquency and loss severity of 25%	$23,382
Decrease in delinquency and loss severity of 10%	$(7,159)
Decrease in delinquency and loss severity of 25%	$(15,815)

The following charts present the impact on the balance of the allowance for loan loss based on the changes in the assumptions above:

The allowance for loan losses was impacted in 2004 by increased loan production. However, this loan production consisted primarily of a higher quality credit mix than in previous years. As of December 31, 2004, our portfolio weighted average median credit score was 617 compared to 610 at December 31, 2003. As a result, the increase in allowance for loan losses related to our higher production was partially offset by the effects of a higher credit grade portfolio. These effects include lower delinquencies and lower loss severities. See additional discussion in “- Provision for Mortgage Loan Losses”. As long as our credit mix remains in this range, we expect delinquencies, loss severities and losses to be lower than previously experienced. We are currently experiencing an average loss severity of approximately 35% on our owned portfolio, compared to a loss severity assumption of 41% currently utilized in our loan loss allowance model. This difference in assumptions compared to actual experience reflects the recent active refinance environment and significant housing appreciation, both of which have resulted in lower loss severities in our relatively unseasoned owned portfolio. Because loss severities typically increase as a portfolio gets older and refinance activity is expected to decrease in coming years, management expects our average loss severities to increase and as such, believes that the assumptions used are the most appropriate to determine our currently existing probable losses.

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

The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net servicing income on a discounted basis. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value as of the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtain quarterly independent valuations for our MSRs. At December 31, 2004, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

December 31, 2004
($ in thousands)
Book value of MSRs	$98,995
Fair value of MSRs	$155,059
Expected weighted-average life (in years)	3.87
Weighted average constant prepayment rate (1)	29 CPR
Weighted average discount rate	15.66%

Impact on Fair Value at December 31, 2004
Constant Prepayment Rate:
Increase in CPR of 20%	$(23,757)
Increase in CPR of 25%	$(29,006)
Increase in CPR of 50%	$(52,039)
Decrease in CPR of 20%	$29,471
Decrease in CPR of 25%	$37,974
Decrease in CPR of 50%	$89,909

Discount Rate:
Using a discount rate of 10%	$23,395
Using a discount rate of 12%	$14,347
Using a discount rate of 18%	$(7,282)
Using a discount rate of 20%	$(13,101)
  _______________
(1)	The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

     The following charts present the impact on the fair value balance of the MSRs based on the changes in the assumptions above:

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

The valuation of MSRs was impacted primarily in 2004 by the purchases of $84.9 million of rights to service $11.5 billion of mortgage loans and by an increase in prepayment speeds on certain aged third party servicing rights. As a result of increased actual and future prepayment speed assumptions, we recorded a permanent impairment of $0.8 million and a temporary impairment of $6.8 million on our MSR’s. It is possible that we may experience a reversal of this temporary impairment (in whole or in part) if there is a decrease in future prepayment speed assumptions. For the valuation of the third party portion of our loan servicing portfolio as of December 31, 2004 we utilized a prepayment speed assumption of 29 CPR. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights, and is appropriate given the product mix of the third party portfolio. Because the interest rate cycle we have experienced has caused faster prepayment speeds and the expectation is for higher interest rates and slower prepayment speeds, we believe that the assumptions used are the most appropriate given the current market conditions, to determine the valuation of our MSRs.

Accounting for Hedging Activities

We incorporate the use of derivative instruments to manage certain risks. We have qualified for hedge accounting treatment for all of our derivative instruments, which are accounted for as cash flow hedges. A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, we designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be paid related to a recognized liability. Our forecasted transaction is an asset-backed securitization, an essential element in our business model. Historically, we have completed an asset-backed securitization approximately three to four times a year. The asset-backed market utilizes the swap curve as base interest rates when pricing the type of debt securities we issue. As a result, we utilize swaps or instruments that emulate swaps to minimize the interest rate risk over the life of the mortgage financing cycle.

To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected and have demonstrated to be highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. We consider the swap rate and Eurodollar prices used in our assessment and measurement of effectiveness to be the most appropriate data points to use given the characteristics of the derivative and hedged item. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our bonds issued in a securitization transaction is also based on one-month LIBOR. Since our swaps and bond payments are based upon the same index on the same reset day, the change in the cash flows of the swaps are assumed by us to equal the change in cash flows of the hedgd items. Likewise, when we use options as a hedge, such as caps and floors, the change in the cash flows of the options are assumed to equal the change in cash flows of the hedged item because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, the correlation calculation is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated by performing a regression analysis on a quarterly basis. Quarterly data points are selected and used in the regression analysis to determine a correlation percentage. The difference between a 100% correlation result (slope) and our actual correlation percentage is used to calculate the ineffective portion related to the Eurodollar futures, which is recorded primarily as expense in the Statement of Operations. For the year ended December 31, 2004, we recorded $0.1 million of expense related to ineffectiveness of hedging activities, which approximated a 1% differential in effectiveness. Although there is no way to predict this ineffectiveness during each period, we expect there to be a certain amount of ineffectiveness ranging between 2% and 6% when using Eurodollar futures given the inherent basis differences. If this ineffectiveness had been 6%, we would have recorded approximately $0.7 million of expense in the income statement.

The effective portion is initially recorded in accumulated other comprehensive income and is amortized into earnings monthly based on the projected cash flow stream of the underlying hedged transaction, using certain prepayment assumptions. At December 31, 2004, we had $5.8 million of unamortized hedge position expense in accumulated other comprehensive income and $30.2 million of basis adjustments on mortgage loans related to previous fair value hedging activity. The CPR currently used to project cash flows is 35 percent over twelve months, and is appropriate given the product mix of our mortgage loan portfolio. If prepayment speeds increase by 50%, our amortization expense would increase by $24.5 million. The following table presents the effects on our amortization expense under various prepayment rate scenarios.

Impact on Amortization Expense for the Year Ended December 31, 2004
Constant Prepayment Rate:
Increase in CPR of 50%	$24,467
Increase in CPR of 25%	$12,791
Decrease in CPR of 25%	$(12,555)
Decrease in CPR of 50%	$(26,573)
  _______________
(1)	The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

If we had been unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would have been reflected in current period earnings, but the impact from the change in anticipated cash flows of the related liability would not have, which would have created an earnings mismatch. The change in fair value for the year ended December 31, 2004 that was recorded in accumulated other comprehensive income was a gain of $1.6 million, and if we had not qualified for hedge accounting this amount would have increased current period earnings.

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

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the year ended December 31, 2004 as defined by GAAP. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred. In 2004, we deferred $7.0 million in net loan origination costs and recorded net amortization of deferred loan origination costs of $3.2 million.

Accounting for Income Taxes

    Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of December 31, 2004, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

We have sought to comply with the REIT provisions of the Internal Revenue Code for the year ended December 31, 2004 and intend to continue to do so. Accordingly, we expect to not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stock ownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

Consolidated Results

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview. Net income increased $40.5 million, or 62%, to $105.6 million for the year ended December 31, 2004 from $65.1 million for the year December 31, 2003. The increase was primarily the result of a decrease in our income tax expense and increased net interest income due to growth in our mortgage loan portfolio, partially offset by an increase in total operating expenses and provision for mortgage loan losses. Due to the higher rated credit quality mix we originated in 2004 and 2003, we continue to see lower weighted average coupons on our mortgage loan portfolio, and we continue to experience lower delinquencies in the 2004 and 2003 portfolios compared to the 2002 and 2001 portfolios. In addition, marketplace perception that interest rates would increase in the near future resulted in higher refinance activity, which generated higher prepayment penalty income during 2004 compared to 2003. To the extent interest rates continue to rise in 2005, we would expect an increase in the interest rates we charge on the mortgage loans we originate, decreases in our loan prepayments, and increases in our servicing income. In addition, because of our intent to focus to some extent on higher interest rate, lower credit grade products, the credit quality characteristics of our mortgage loan production may be lower than we experienced in 2004. As a result, we expect to charge higher interest rates on the loans we originate in 2005 than the interest rates earned on loans we originated in 2004. However, we may also experience more delinquencies and defaults over time, the risk typically associated with lower credit grade loans.

Revenues

Total Net Revenues. Total net revenues increased $23.6 million, or 11%, to $235.0 million for the year ended December 31, 2004 from $211.4 million for the year ended December 31, 2003. The increase in total net revenues was due to an increase in net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio as well as an increase in prepayment penalty income. Our servicing income, net of amortization and impairment, grew only 5% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of higher levels of amortization of our MSRs due to a faster prepayment environment.

Interest Income. Interest income increased $62.2 million, or 19%, to $395.3 million for the year ended December 31, 2004, from $333.1 million for the year ended December 31, 2003. The increase in interest income was due primarily to: (1) an increase in gross interest income from growth in our mortgage loan portfolio, partially offset by the impact of lower interest rates; (2) an increase in prepayment penalty income resulting from an increase in the prepayments of mortgages held in our owned portfolio; and (3) a decrease in the amortization of fair value hedges. These increases were partially offset by an increase in amortization of yield adjustments for the year ended December 31, 2004.

As shown in the table below, for the year ended December 31, 2004 compared to the year ended December 31, 2003, our interest income increased $67.6 million due to an increase in the size of our mortgage loan portfolio, partially offset by a decrease of $9.5 million as a result of declining interest rates on our mortgage loan portfolio.

Rate/Volume Table For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Change in Rate	Change in Volume	Total Change in Interest Income
($ in thousands)
Securitized loans	$(6,374)	$54,798	$48,424
Warehouse loans	(1,604)	13,257	11,653
Mortgage bonds	(1,557)	(436)	(1,993)
Other	—	(24)	(24)
Total	$(9,535)	$67,595	$58,060
Prepayment penalty income	—	—	4,223
			$62,283

The increase in interest income correlates to the growth of our mortgage loan portfolio. Our mortgage loan portfolio increased $1.3 billion, or 28%, to $6.0 billion as of December 31, 2004 from $4.7 billion as of December 31, 2003. However, this growth was offset partially by the 64 basis point decrease in the gross weighted-average coupon rate due to the increase in the credit grade of our mortgage loan portfolio and the liquidation of higher weighted average coupon loans. Our weighted-average credit score increased to 617 as of December 31, 2004, from 610 as of December 31, 2003. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in 2005 if we originate or purchase lower credit grade loans that typically yield higher interest. See Item 1, “Business -- Mortgage Loan Portfolio.”

Prepayment penalty income increased $4.2 million, or 13%, to $35.8 million for the year ended December 31, 2004 from $31.6 million for the year ended December 31, 2003. The marketplace perception that interest rates would begin to rise in the near future appears to have contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase when interest rates are expected to increase. We expect that prepayment penalty income may decrease in 2005 if prepayments slow. However, we also expect to generate higher interest income on the loans we originate during a rising interest rate environment to offset this decline. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments also could reduce our prepayment penalty income in future periods.

Amortization expense of yield adjustments increased $0.6 million, or 2%, to $27.1 million for the year ended December 31, 2004 from $26.5 million for the year ended December 31, 2003. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003 and 2004, which increased due to the origination and purchase of more mortgage loans. This increase in yield adjustments was offset by a decrease in our premiums paid on loans since 2001, mainly due to a significant increase in higher credit quality mortgage loan production from 2002 to 2004. To the extent we begin to originate lower credit grade loans in 2005, we would anticipate paying higher premiums for those loans. We expect that the amortization of yield adjustments will continue to increase in the future due to our anticipated mortgage loan portfolio growth, and that generally our amortization of yield adjustments should increase as our interest income increases. We also expect our amortization of yield adjustments to fluctuate as prepayment speeds fluctuate in the future.

The amortization expense of fair value hedges decreased $10.7 million, or 40%, to $15.8 million for the year ended December 31, 2004 from $26.5 million for the year ended December 31, 2003. The amortization of fair value hedges should decline in future years as the existing balance of $30.2 million as of December 31, 2004 continues to decrease. We do not expect to use fair value hedges in the future, as we now use cash flow hedging for all hedging transactions.

The following table presents the average yield on our interest-earning assets for the years ended December 31, 2004, and 2003.

Interest Income Yield Analysis For the Years Ended December 31, 2004 and 2003

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$5,182,719	$402,484	7.77%	$4,214,186	$354,529	8.41%
Less amortization of yield adjustments (1)	—	(27,107)	(0.52)%	—	(26,495)	(0.63)%
Less amortization of fair value hedges	—	(15,813)	(0.31)%	—	(26,530)	(0.63)%
	$5,182,719	$359,564	6.94%	$4,214,186	$301,504	7.15%
Add prepayment penalty income	—	35,783	0.69%	—	31,560	0.75%
Total interest-earning assets	$5,182,719	$395,347	7.63%	$4,214,186	$333,064	7.90%
_______________
    (1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

Interest Expense. Interest expense increased $32.5 million, or 26%, to $155.8 million for the year ended December 31, 2004 from $123.3 million for the year ended December 31, 2003. The table below presents the total change in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt related to an increase in our loan production. Our interest expense increased $2.6 million as a result of higher interest rates on our interest bearing liabilities and increased $29.9 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Change in Rate	Change in Volume	Total Change in Interest Expense
	($ in thousands)
Securitization financing	$1,656	$27,161	$28,817
Warehouse financing:
Lines of credit	125	2,031	2,156
Repurchase agreements	798	1,441	2,239
Other	3	(713)	(710)
Total	$2,582	$29,920	$32,502

As seen in the table below, the increase in interest expense was primarily related to an increase in the average balance of borrowings of $1.1 billion, or 26%, to $5.4 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of yield adjustments for the year ended December 31, 2004 as well as a decrease in the average yield on certain interest-bearing liabilities. The accretion of yield adjustments decreased $10.2 million, or 31%, to $22.2 million for the year ended December 31, 2004 from $32.4 million for the year ended December 31, 2003. This was due to increased amortization of bond issuance costs as a result of issuing more bonds.

The table below presents the average yield on our interest-bearing liabilities for the years ended December 31, 2004 and 2003.

Interest Expense Yield Analysis For the Years Ended December 31, 2004 and 2003

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$151,973	$4,057	2.67%	$75,621	$1,901	2.51%
Less compensating balance credits (1)	—	(1,189)	(0.78)%	—	(891)	(1.17)%
Net warehouse financing	$151,973	$2,868	1.89%	$75,621	$1,010	1.34%

Repurchase agreements	332,517	7,251	2.18%	263,320	5,012	1.90%

Securitization financing:
Gross	4,884,442	162,284	3.32%	3,937,608	142,365	3.62%
Less net accretion of yield adjustments (2)	—	(22,153)	(0.45)%	—	(32,381)	(0.82)%
Add amortization of cash flow hedges	—	101	—	—	1,431	0.03%
Net securitization financing:	4,884,442	140,232	2.87%	3,937,608	111,415	2.83%

Notes payable	18,011	1,443	8.00%	25,000	2,000	8.00%
Other expenses	—	4,011	—	—	3,866	—
Total interest-bearing liabilities	$5,386,943	$155,805	2.89%	$4,301,549	$123,303	2.87%
______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.
(2)	Yield adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

    Net Interest Margin. Our net interest margin decreased to 4.6% for the year ended December 31, 2004, from 5.0% for the year ended December 31, 2003. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, as well as our shift in credit mix to loans with lower weighted average coupons and prepayments of higher coupon loans. While there may be an immediate impact on our net interest margin due to changes in one-month LIBOR, the impact of the anticipated changes in cash flows for our hedges is included in other comprehensive income in shareholders’ equity on our consolidated balance sheets and is recognized into earnings over the expected life of the variable rate bonds. This may result in short-term mismatches and changes in our borrowing costs and the effect of our hedges, but over the term of the debt, the hedges should effectively protect the interest margin. We expect, based on the current interest rate environment, that our hedges will positively impact our net interest margin throughout 2005.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $8.6 million, or 26%, to $41.6 million for the year ended December 31, 2004, from $33.0 million for the year ended December 31, 2003. The increase in the provision was primarily attributable to an increase in delinquencies as the portfolio continues to age. However, because our portfolio shifted in credit mix to a higher quality portfolio in 2004 and 2003, expected future losses on 2003 and 2004 production may decrease compared to 2001 and 2002 production. The improved credit performance may lower the required future provision for mortgage loan losses. We did not make any significant changes in our reserve methodologies or assumptions during the years ended December 31, 2004 and 2003.

We saw a decrease in delinquency rates and loan loss experience in our owned servicing portfolio for loans originated in 2004 compared to loans originated in 2003 and 2002. We believe this is the result of the credit mix of the loans we originated or purchased in 2004. Our weighted average median credit score rose to 621 for the year ended December 31, 2004 from 606 for the year ended December 31, 2002; loans with higher credit scores typically have lower frequency of foreclosure and loss. The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	December 31,
	2004	2003	2004	2003
	Seriously Delinquent (1) Outstanding Principal Balance		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$74,450	$118,120	$44,070	$27,661
2002 Securitizations	124,739	172,842	31,582	12,992
2003 Securitizations	95,312	59,924	7,509	433
2004 Securitizations	79,312	—	998	—
Warehouse	19,346	7,893	4,448	3,825
Total	$393,159	$358,779	$88,607	$44,911
________________

(1) Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing a decrease in overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. Loss severities have been increasing, which is expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase.

The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio and is followed by a reconciliation between trust losses and charge-offs.

Delinquency and Loss Experience Of Our Owned Portfolio
	December 31,
Total Delinquencies and Loss Experience	2004	2003	2002
	($ in thousands)
Total outstanding principal balance (at period end)	$5,950,965	$4,665,770	$3,505,255
Delinquency (at period end):
30-59 days:
Principal balance	$290,525	$295,754	$209,600
Delinquency percentage	4.88%	6.34%	5.98%
60-89 days:
Principal balance	$83,225	$68,019	$68,263
Delinquency percentage	1.40%	1.46%	1.95%
90 days or more:
Principal balance	$51,767	$43,773	$37,685
Delinquency percentage	0.87%	0.94%	1.08%
Bankruptcies (1):
Principal balance	$110,846	$94,524	$55,339
Delinquency percentage	1.86%	2.03%	1.58%
Foreclosures:
Principal balance	$121,571	$134,654	$78,910
Delinquency percentage	2.04%	2.89%	2.25%
Real estate owned (2):
Principal balance	$49,699	$37,896	$22,878
Delinquency percentage	0.84%	0.81%	0.65%
Total seriously delinquent including real estate owned (3)	$393,159	$358,779	$247,461
Total seriously delinquent including real estate owned (3)	6.61%	7.69%	7.06%
Total seriously delinquent excluding real estate owned	$343,460	$320,883	$224,583
Total seriously delinquent excluding real estate owned	5.77%	6.88%	6.41%
Net losses on liquidated loans - trust basis (4)	$46,725	$27,766	$8,844
Percentage of trust basis losses on liquidated loans	0.79%	0.60%	0.25%
Loss severity on liquidated loans (5)	40.97%	34.31%	31.68%
Charge-offs (6)	$45,769	$30,914	$14,097
Percentage of charge-offs on liquidated loans	0.77%	0.66%	0.40%
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for December 31, 2004, 2003, and 2002 are $19.6 million, $15.2 million, and $12.4 million, respectively.

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
(4)
Net losses on liquidated loans for our portfolio exclude losses relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2004 and 2002 of $11.1 million and $12.6 million, respectively.

(5)
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

(6)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust losses to charge-offs below.

 Reconciliation of Trust Losses and Charge-offs

For the Year Ended December 31,
2004	2003	2002
(in thousands)
Losses - trust basis	$46,725	$27,766	$8,844
Loan transfers to real estate owned	38,477	23,218	8,861
Realized losses on real estate owned	(37,869)	(21,372)	(7,255)
Timing differences between liquidation and claims processing	(1,511)	2,395	598
Loss from delinquent loan sale applied to reserve	359	250	1,368
Basis adjustments applied against loss	—	(279)	—
Interest not advanced on warehouse	(353)	(693)	—
Other	(59)	(371)	1,681
Charge-offs (1)	$45,769	$30,914	$14,097
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

    Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $1.5 million, or 5%, to $33.6 million for the year ended December 31, 2004 from $32.1 million for the year ended December 31, 2003. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $19.8 million of amortization and impairment expense of MSRs for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase in MSR amortization expense was due to increased prepayment speeds during 2004 as compared to 2003, as well as increased servicing acquisitions and the use of discounted projected net servicing income as opposed to undiscounted projected net servicing income as a prospective change in estimate in the first quarter of 2004, which further accelerated amortization expense and was more consistent with the underlying methods used to determine fair value. The increase in the MSR impairment was due to increased prepayment speeds during the year ended December 31, 2004. We expect our servicing income, net of amortization and impairment, to increase as we grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Variance
	($ in thousands)
Average third party servicing portfolio	$8,015,875	$4,179,976	92%
Average owned portfolio	$5,127,211	$4,103,386	25%
Average total servicing portfolio	$13,143,086	$8,283,362	59%
Gross servicing income	$60,844	$39,542	54%
Amortization and impairment	$27,208	$7,408	267%

Servicing fees - third party portfolio (1) (2)	62	66
Amortization - third party portfolio (1)	24	17
Impairment - third party portfolio (1)	10	1
Other servicing income - total servicing portfolio (1)(3)	9	14
Servicing income - total servicing portfolio (1)	46	48
___________
(1)	Annualized and in basis points.
(2)	Includes master servicing fees.
(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Payroll and Related Expenses. Payroll and related expenses increased $16.0 million, or 27%, to $74.3 million for the year ended December 31, 2004 from $58.3 million for the year ended December 31, 2003. Specifically:

•
Severance expense increased $1.6 million, or 320%, to $2.1 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003. The severance expense increase was due to the resignation of our President/Chief Operating Officer in June 2004 and the associated provisions contained in his employment agreement relating thereto;

•
Executive compensation plan expense increased $4.6 million, or 1,533%, to $4.9 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003 primarily due to the vesting of all restricted stock units in connection with the REIT conversion;

•
Salary expense increased $3.0 million, or 6%, to $49.4 million for the year ended December 31, 2004 from $46.4 million for the year ended December 31, 2003, primarily because we employed 1,279 predominantly full time employees as of December 31, 2004, compared to1,188 as of December 31, 2003. This increase in employees was due primarily to increased staffing necessary for the third and fourth quarter 2004 servicing portfolio growth. The increase in salary expense was also attributed to normal merit increases granted year over year;

•	Bonus expense increased $4.0 million, or 69%, to $9.8 million for the year ended December 31, 2004 from $5.8 million for the year ended December 31, 2003.
•
Commission expense increased $5.4 million, or 29%, to $23.9 million for the year ended December 31, 2004 from $18.5 million for the year ended December 31, 2003. These increases were due primarily to increased mortgage loan production during the year ended December 31, 2004;

•
Deferred payroll and related expenses, as they related to direct loan origination costs, increased $5.0 million, or 20%, to $29.7 million for the year ended December 31, 2004 from $24.7 million for the year ended December 31, 2003. The increase was due primarily to an increase in mortgage loan production during the year ended December 31, 2004.

We expect payroll and related expenses to continue to increase as we continue to grow our staffing to support further loan production growth, third party servicing acquisitions, and to ensure compliance with REIT qualification rules.

General and Administrative Expenses. General and administrative expenses increased $11.6 million, or 25%, to $57.4 million for the year ended December 31, 2004, from $45.8 million for the year ended December 31, 2003. The following factors contributed to the increase in general and administrative expenses:
•
a $0.9 million increase for the year ended December 31, 2004, compared to the year ended December 31, 2003, in insurance expense relating to increases in our directors’ and officers’ liability insurance coverage;

•	a $1.3 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in advertising expenses incurred for our mortgage loan production segment;
•	a $0.6 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in appraisal and credit report expenses, primarily due to higher originations;
•	a $1.0 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in temporary office assistance; and
•
a $5.1 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in increased consulting and auditing services relating to Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission requirements.

Income Tax Benefit. We recorded a $13.0 million tax benefit during 2004 that included the impact of the structure and formation transactions related to our REIT conversion.  The primary driver of this benefit was that our dividends were in excess of our GAAP earnings, which resulted in a tax benefit being recorded, as we will not be subject to tax on the amount of dividends distributed. In addition, certain deferred tax assets and liabilities will not be recognized going forward within the REIT structure, and those items are reflected as a net tax benefit in the tax provision. The write-off of these deferred items is a one-time benefit.

Reconciliation of GAAP Net Income to Estimated Tax Net Income

For the Year Ended December 31, 2004
($ in thousands)
GAAP pre -tax net income	$92,585
Taxable REIT subsidiary losses (1)	26,691
Income from securitized loans (2)	8,351
Miscellaneous other	(731)
Qualified REIT taxable income	$126,896
________________
(1)	The taxable loss incurred in the taxable REIT subsidiaries during 2004 related primarily to the exercise of the non-qualified stock options in connection with the REIT conversion.
(2)
Income from securitized loans includes the following: (a) GAAP to tax income differences on securitizations, (b) intercompany gains on transactions between the qualified REIT subsidiary and taxable REIT subsidiary, and (c) mark to market adjustments on loans prior to securitization for tax purposes.

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

Overview. Net income increased $37.7 million, or 138%, to $65.1 million for 2003, from $27.4 million in 2002. The increase was primarily the result of growth in our mortgage loan portfolio, partially offset by a decline in net interest income, and an increase in servicing income, net of amortization and impairment during 2003. The decline in net interest income largely reflected a shift in our mortgage loan portfolio to a higher rated credit quality mix resulting from significant mortgage refinancing activity, which resulted in a lower weighted average coupon on our mortgage loan portfolio. This trend has benefited our provision for loan losses. In addition, the higher refinance activity has generated higher prepayment penalty income during 2003 compared with 2002.

Revenues

Total net revenues. Total net revenues increased $76.9 million, or 57%, to $211.4 million for the year ended December 31, 2003, from $134.5 million for the year ended December 31, 2002. Our increase in total net revenues was due to an increase in net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio and an increase in our servicing income.

Interest Income. Interest income increased $106.7 million, or 47%, to $333.1 million for 2003, from $226.4 million for 2002. The increase in interest income was due primarily to an increase in gross interest income from increases in loan production, partially offset by the impact of lower interest rates, and an increase in prepayment penalty income resulting from the declining interest rate environment. These increases were partially offset by an increase in amortization of basis adjustments and fair value hedges. As shown in the table below, for the year ended December 31, 2003 as compared to 2002, our interest income decreased $27.0 million as a result of a declining interest rate environment and increased $133.7 million due to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Change from Year Ended December 31, 2002 to December 31, 2003	Change in Rate	Change in Volume	Total Change in Interest Income
	($ in thousands)
Securitized loans	$(21,325)	$131,153	$109,828
Warehouse loans	(3,716)	834	(2,882)
Mortgage bonds	(1,958)	1,669	(289)
Other	—	8	8
Total	$(26,999)	$133,664	$106,665

The growth in interest income was correlated to the expansion of our mortgage loan portfolio. The mortgage loan portfolio increased 31% from $3.6 billion at December 31, 2002 to $4.7 billion at December 31, 2003. However, this growth was offset partially by the 64 basis point decrease in the gross weighted-average coupon due to the declining interest rate environment experienced during 2003 and an increase in credit grade in our mortgage loan portfolio. New production for the year ended December 31, 2003 had a weighted average coupon rate of approximately 7.7% as compared to loans being removed from our portfolio at approximately 9.0%. Our weighted-average credit score increased to 610 at December 31, 2003 from 600 at December 31, 2002. See “Business - Mortgage Loan Portfolio”.

Prepayment penalty income increased $19.3 million, or 160%, to $31.6 million for 2003, from $12.3 million for 2002. The declining interest rate environment in 2003 contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase as interest rates decline.

Amortization expense of yield adjustments increased $14.1 million, or 114%, to $26.5 million for 2003, from $12.4 million for 2002. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003, which increased due to the origination and purchase of more mortgage loans.

The amortization expense of fair value hedges increased $20.7 million, or 357%, to $26.5 million for 2003 from $5.8 million in 2002. The loss on our fair value hedges increased significantly in 2002. During 2002, we had used a combination of swaps and Eurodollar futures to manage the interest rate risk inherent in financing our portfolio. The market value of these instruments can be volatile and cause cash outlays in the event of declining rates, as seen in 2002. This increase in loss resulted in a higher balance to amortize during 2003.

The following table presents the average yield on our interest-earning assets for the years ended December 31, 2003 and 2002, respectively.

Interest Income Yield Analysis For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$4,214,186	$354,529	8.41%	$2,566,292	$232,350	9.05%
Less amortization of yield adjustments (1)	—	(26,495)	(0.63)%	—	(12,447)	(0.49)%
Less amortization of fair value hedges	—	(26,530)	(0.63)%	—	(5,840)	(0.23)%
	$4,214,186	$301,504	7.15%	$2,566,292	$214,063	8.33%
Add prepayment penalty income (2)	—	31,560	0.75%	—	12,336	0.48%
Total interest-earning assets	$4,214,186	$333,064	7.90%	$2,566,292	$226,399	8.81%
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.
(2)
Previously we recorded prepayment penalty income as a component of net servicing income. We have reclassified prepayment penalty income earned on our owned portfolio to interest income for all periods presented.

Interest Expense. Interest expense increased $36.2 million, or 42%, to $123.3 million for 2003, from $87.1 million for 2002. The table below presents the total change in interest expense from December 31, 2002 to 2003, and the amount of the total change that was attributable to changes in interest rates and an increase in our outstanding debt related to an increase in our loan production.

As shown in the table below, for the year ended December 31, 2003 as compared to 2002, our interest expense decreased $12.4 million as a result of a declining interest rate environment and increased $48.6 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Change from Year Ended December 31, 2002 to December 31, 2003	Change in Rate	Change in Volume	Total Change in Interest Expense
	($ in thousands)
Securitization financing	$(10,780)	$47,991	$37,211
Warehouse financing:
Lines of credit	(125)	206	81
Repurchase agreements	(1,446)	(311)	(1,757)
Other	—	700	700
Total	$(12,351)	$48,586	$36,235

As seen in the table below, this increase was primarily related to the average balance of borrowings increasing 65% from $2.6 billion for the year ended December 31, 2002, to $4.3 billion for 2003, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of basis adjustments for the year ended December 31, 2003, as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates in 2003. The accretion of basis adjustments increased from $17.7 million in 2002 to $32.4 million in 2003, or 83%. This was due to increased bond premiums associated with $2.4 billion of bonds issued during 2003 as a result of our mortgage loan securitizations. The table below presents the average yield on our interest-bearing liabilities for the years ended December 31, 2003 and 2002, respectively.

Interest Expense Yield Analysis For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$75,621	$1,901	2.51%	$60,845	$1,888	3.10%
Less compensating balance credits (1)	—	(891)	(1.17)%	—	(965)	(1.58)%
Net warehouse financing	75,621	1,010	1.34%	60,845	923	1.52%

Repurchase agreements	263,320	5,012	1.90%	276,634	6,733	2.43%

Securitization financing:
Gross	3,937,608	142,365	3.62%	2,279,536	93,293	4.09%
Less accretion of basis adjustments (2)	—	(32,381)	(0.82)%	—	(17,707)	(0.78)%
Add amortization (accretion) of cash flow hedges	—	1,431	0.03%	—	(1,382)	(0.05)%
Net securitization financing:	3,937,608	111,415	2.83%	2,279,536	74,204	3.26%

Notes payable	25,000	2,000	8.00%	25,000	2,000	8.00%
Other expenses	—	3,866	—	—	3,208	—
Total interest-bearing liabilities	$4,301,549	$123,303	2.87%	$2,642,015	$87,068	3.30%

_______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Basis adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

Net Interest Margin. For the year ended December 31, 2003, our net interest margin was 5.0%, as compared to 5.4% for the year ended December 31, 2002. We experienced lower interest margin during 2003 related to higher weighted average coupon collateral being replaced by lower weighted average coupon collateral, higher prepayments speeds, higher credit quality production, and increased amortization of our hedge positions.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $4.9 million, or 17%, to $33.0 million for 2003, from $28.1 million for 2002. This increase was a result of an increase in delinquent loan balances due to the aged portion of our mortgage loan portfolio. However, our provision for mortgage loan losses did not increase at the same rate as our mortgage loan portfolio due to the improved credit quality of our originations in 2003 compared to 2002, which directly impacted our delinquency rates. Our mortgage loan portfolio’s weighted average median credit score increased to 610 as of December 31, 2003 from 600 as of December 31, 2002. We did not make any significant changes in our reserve methodologies or assumptions during the years ended December 31, 2003 and 2002.

We saw a slight increase in delinquency rates and loan loss experience in our owned mortgage loan portfolio in 2003 by year of origination, or vintage, due to the aging and growth of the portfolio.

The following table sets forth information about the delinquency and loss experience of our owned mortgage loan portfolio and is followed by a reconciliation between trust losses and charge-offs.

Delinquency and Loss Experience Of Our Owned Portfolio

	December 31,
	2003	2002	2001 (1)
Total Delinquencies and Loss Experience	Owned Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$4,665,770	$3,505,255	$1,665,060
Delinquency (at period end):
30-59 days:
Principal balance	$295,754	$209,600	$133,261
Delinquency percentage	6.34%	5.98%	8.00%
60-89 days:
Principal balance	$68,019	$68,263	$22,202
Delinquency percentage	1.46%	1.95%	1.33%
90 days or more:
Principal balance	$43,773	$37,685	$9,153
Delinquency percentage	0.94%	1.08%	0.55%
Bankruptcies (2):
Principal balance	$94,524	$55,339	$7,332
Delinquency percentage	2.03%	1.58%	0.44%
Foreclosures:
Principal balance	$134,654	$78,910	$24,308
Delinquency percentage	2.89%	2.25%	1.46%
Real Estate Owned:
Principal balance	$37,896	$22,878	$3,578
Delinquency percentage	0.81%	0.65%	0.21%
Total Seriously Delinquent including real estate owned (3)	7.69%	7.06%	3.81%
Total Seriously Delinquent excluding real estate owned	6.88%	6.41%	3.59%
Net losses on liquidated loans - trust basis (4) (5)	$27,766	$8,844	$20
Charge-offs (5) (6)	$30,914	$14,097	$1,315
Percentage of trust basis losses on liquidated loans	0.60%	0.25%	—
Loss severity on liquidated loans (7)	34.31%	31.68%	4.79%

________________
 (1) We began structuring our securitizations as financing transactions beginning July 6, 2001; therefore, there were no portfolio balances before July 6, 2001.
(2) Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for December 31, 2003, 2002, and 2001 are $15.2 million, $12.4 million, and $2.7 million, respectively.
(3) Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days    contractually delinquent.
(4) Net losses on liquidated loans for our portfolio exclude losses of $12.6 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2002.
(5) Amounts are for the year ended December 31, 2003, 2002, and 2001, respectively.
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

Reconciliation of Trust Losses and Charge-offs

	For the Years Ended December 31,
	2003	2002	2001
	($ in thousands)
Losses - trust basis	$27,766	$8,844	$20
Loan transfers to real estate owned	23,218	8,861	893
Realized losses on real estate owned	(21,372)	(7,255)	—
Timing differences between trust and financial	2,395	598	—
Loss from delinquent loan sale applied to reserve	250	1,368	685
Basis adjustments applied against loss	(279)	—	—
Interest not advanced on warehouse	(693)	—	—
Other	(371)	1,681	(283)
Charge-offs	$30,914	$14,097	$1,315
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $9.2 million, or 40%, to $32.1 million for 2003, from $22.9 million for 2002. The increase in gross servicing income of $1.1 million was primarily the result of a higher average total servicing portfolio for the year ended December 31, 2003 due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing. We also experienced a decrease of $8.1 million of amortization and impairment expense of MSRs for the year ended December 31, 2003 as compared to the year ended December 31, 2002. In 2003, we began using a third party source to determine our anticipated future cash flows in order to calculate amortization. The decrease in MSR amortization was due to the aging of the associated third party loan portfolio as well as the timing of our acquisition of new purchases during 2003, while the decrease in the MSR impairment was due to the expectation that prepayment speeds will decrease in 2004. Information relating to our servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	% Variance
	($ in thousands)
Average third party servicing portfolio (1)	$4,179,976	$4,444,150	(6)%
Average owned portfolio (1)	$4,103,386	$2,521,282	63%
Average total servicing portfolio (1)	$8,283,362	$6,965,432	19%
Gross servicing income	$39,542	$38,154	4%
Amortization and impairment	$7,408	$15,230	(51)%

Servicing fees - third party portfolio (2) (32)	66	59
Amortization - third party portfolio (2)	17	30
Impairment - third party portfolio (2)	1	4
Other servicing income - total servicing portfolio (2)(4)	14	17
Servicing income - total servicing portfolio (2)	48	55
___________
(1)	Average portfolio balances for 2003 and 2002 were computed using a daily average and a simple average, respectively.
(2)	Annualized and in basis points.
(3)	Includes master servicing fees.
(4)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

    Expenses

Total expenses increased $19.5 million, or 22%, to $109.8 million for 2003, from $90.3 million for 2002. The increase was due primarily to the growth in our mortgage loan production and total servicing portfolio.

Payroll and Related Expenses. Payroll and related expenses increased $7.9 million, or 16%, to $58.3 million for 2003 from $50.4 million for 2002. Specifically, salary expense increased 17% from $37.9 million in 2002 to $44.4 million in 2003, bonus expense increased 14% from $5.1 million in 2002 to $5.8 million in 2003, and commission expense increased 14% from $16.2 million in 2002 to $18.5 million in 2003. These amounts primarily increased because of the 14% increase in average employees from 2002 to 2003, from an average of 996 to 1,134 employees. The increase in salary expense was also attributed to the accrual of $1.4 million for the settlement of a lawsuit brought under the federal Fair Labor Standards Act in January 2003, and the normal merit increases granted for the year. Salary expense was partially offset by a decrease in severance expense of $1.0 million for 2003 as compared to 2002.

Deferred payroll and related expenses increased $4.7 million, or 24%, to $24.7 million in 2003 from $20.0 million in 2002, mainly due to an increase in production and an increase in our net cost to produce during 2003.

We employed 1,188 predominantly full time employees as of December 31, 2003, compared to 1,077 predominantly full time employees as of December 31, 2002, an increase of 10%.

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 14%, to $45.8 million for 2003, from $40.3 million for 2002. The following factors contributed to the increase in general and administrative expenses in 2003 compared to 2002:

•
$1.9 million increase in advertising expense, $0.3 million increase in training expense, and $0.7 million increase in appraisal and other miscellaneous funding expenses driven by an increase in mortgage loan fundings.

•
$0.5 million increase in rent expense, $0.3 million increase in equipment lease expense and maintenance agreement expense, $0.1 million increase in depreciation expense, and $0.4 million increase in employee relations, employee training, and various office expenses associated with opening and operating additional retail branches.

•	$1.2 million increase in insurance expense relating to increases in our directors and officers liability insurance.
•
$1.5 million increase in professional and consulting services direct expense generally related to increased consulting, legal and accounting services relating to Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission requirements and services in connection with funding projects and our proposed REIT conversion.

•	$0.3 million increase in direct expenses related to the completion of our servicing system conversion during 2003.
•	$1.0 million increase in litigation expense as a result of the settlement of four lawsuits in 2003.

Income Taxes. We experienced a 35.9% effective tax rate for the year ended December 31, 2003, compared to a 38.1% effective tax rate for the year ended December 31, 2002. On January 1, 2003, we elected REIT status for one of our subsidiaries, which created a $3.2 million net state tax benefit and resulted in a lower effective tax rate for 2003.

Business Segment Results

We operate our business through three core business segments: portfolio, servicing, and mortgage loan production. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the years ended December 31, 2004, 2003, and 2002. See Note 21 to our audited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. Further details regarding our mortgage loan portfolio are discussed in Item 1, “Business - Mortgage Loan Portfolio.” We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues for the portfolio segment increased $34.5 million, or 25%, to $171.7 million for the year ended December 31, 2004 from $137.2 million for the year ended December 31, 2003. The increase in total net revenues was due to an increase in net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio as well as an increase in prepayment penalty income.

Servicing Segment

The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. We evaluate the performance of our servicing segment based on servicing income, net of amortization and impairment; cost to service a loan; and delinquency levels as measures of the performance of the segment. We believe these measures assist investors by allowing them to evaluate the performance of our servicing segment. The following discussion highlights changes in our servicing segment for the periods indicated.

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. For the year ended December 31, 2004, we purchased the rights to service $11.5 billion of mortgage loans.

Our loan servicing portfolio as of December 31, 2004 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	($ in thousands)
Owned Portfolio:
Saxon Capital, Inc. (1)	42,8177	$5,950,9655	30%	$1399

Third Party Servicing:
Greenwich Capital, Inc.	57,8922	9,325,1888		1611
Credit Suisse First Boston	17,7977	2,985,2900		1688
Dominion Capital	8,5822	603,2822		700
Barclays Bank, PLC.	6,1188	1,244,5699		2033
Dynex Capital, Inc.	3833	34,2377		899
Fannie Mae	2477	13,8699		566
Other investors	3033	8,5422		288
Total third party servicing	91,3222	14,214,9777	70%	1566
Total	134,1399	$20,165,9422		$1500
_________________
(1)	Includes loans we originated and purchased since July 6, 2001.

Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $10.3 billion, or 104%, to $20.2 billion as of December 31, 2004, from $9.9 billion as of December 31, 2003. The increase was due primarily to the origination and purchase of $3.8 billion of mortgage loans as well as the acquisition of servicing rights related to $11.5 billion of mortgage loans owned by non-affiliated companies during 2004. This increase was partially offset by prepayments and losses totaling $5.3 billion.

We believe we can continue to increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which is presenting opportunities for us to increase the size of our portfolio of loans serviced for third parties. We anticipate purchasing third party servicing rights for an additional $8.6 billion of mortgage loans during 2005, of which $1.3 billion were purchased through February 2005 for approximately $9.8 million.

We include all costs to service mortgage loans in our owned portfolio and our third party servicing portfolio within the servicing segment. We reduced our cost to service to 23 basis points for the year ended December 31, 2004, from 26 basis points for the year ended December 31, 2003 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. Our servicing expenses increased $3.0 million during the fourth quarter of 2004 relating to increased staffing to support expected future growth and expenses incurred to set up imaged files. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio in 2005.

    Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced a decline in seriously delinquent accounts for our total servicing portfolio to 5.26% for the year ended December 31, 2004 from 8.89% for the year ended December 31, 2003, and from 11.25% for the year ended December 31, 2002. This was mainly a result of the higher credit quality of new production since 2001, as well as the higher credit quality of our additional third party purchases since 2002, and the volume of recent third party purchases. Higher delinquencies on our third party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs, and cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and that have been or will be securitized) for the periods indicated.

	December 31,
	2004	2003	2002
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$20,165,942	$9,899,523	$7,575,560
Delinquency (at period end):
30-59 days:
Principal balance	$956,478	$605,980	$504,229
Delinquency percentage	4.74%	6.12%	6.66%
60-89 days:
Principal balance	$247,863	$138,253	$160,058
Delinquency percentage	1.23%	1.40%	2.11%
90 days or more:
Principal balance	$172,124	$96,388	$110,260
Delinquency percentage	0.85%	0.97%	1.46%
Bankruptcies (2):
Principal balance	$279,331	$300,282	$277,447
Delinquency percentage	1.39%	3.03%	3.66%
Foreclosures:
Principal balance	$314,253	$298,658	$245,069
Delinquency percentage	1.56%	3.02%	3.23%
Real estate owned:
Principal balance	$107,939	$107,202	$118,960
Delinquency percentage	0.54%	1.08%	1.57%
Total seriously delinquent including real estate owned (3)	$1,061,368	$880,242	$851,975
Total seriously delinquent including real estate owned (3)	5.26%	8.89%	11.25%
Total seriously delinquent excluding real estate owned	$953,429	$773,040	$733,015
Total seriously delinquent excluding real estate owned	4.73%	7.81%	9.68%
Net losses on liquidated loans - trust basis (4)	$103,871	$107,646	$94,683
Percentage of trust basis losses on liquidated loans	0.52%	1.09%	1.25%
Loss severity on liquidated loans (5)	46.18%	42.03%	39.46%
__    ______________
(1)	Includes all loans we service.
(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2004, 2003, and 2002 are $47.5 million, $43.7 million, and $46.6 million, respectively.
(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(4)	Net losses on liquidated loans exclude losses relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2004 and 2002 of $11.1 million and $12.6 million, respectively.
(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Delinquency by Credit Grade by Year Funded (1)(2)

Year	Original Balance	Balance Outstanding	Percentageof Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$14,558	2%	1.92%	31.32%
1997	$1,769,538	$57,507	3%	3.21%	38.86%
1998	$2,084,718	$126,339	6%	4.02%	39.38%
1999	$2,381,387	$260,960	11%	4.79%	41.47%
2000	$2,078,637	$291,355	14%	4.99%	42.98%
2001	$499,879	$84,684	17%	3.16%	35.50%
Post-divestiture:
2001	$1,833,357	$367,418	20%	2.86%	38.23%
2002	$2,484,074	$757,693	31%	0.97%	32.86%
2003	$2,842,942	$1,521,879	54%	0.15%	22.59%
2004	$3,764,628	$2,832,836	75%	—	18.54%
_________________
(1)	Includes loans originated or purchased by our predecessor and us.
(2)	As of December 31, 2004.
(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.
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

Mortgage Loan Production Segment

The mortgage loan production segment is composed of our wholesale, correspondent and retail business channels, and it purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its 21 branch offices. The mortgage loan production segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. It also collects revenues, such as origination and underwriting fees and certain other non-refundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology and our mortgage loan production segment, we expect to see continued improvements in our efficiency in 2005.

We evaluate the performance of our mortgage loan production segment based on production levels. We believe the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. The following discussion highlights changes in our mortgage loan production segment.

Wholesale Channel

In 2004, wholesale loan production increased $0.3 billion, or 25%, to $1.5 billion for the year ended December 31, 2004 from $1.2 billion for the year ended December 31, 2003, and increased $0.5 billion, or 50%, from $1.0 billion for the year ended December 31, 2002. This favorable production trend was primarily the result of a declining interest rate environment as well as a change in our pricing methodology designed to enable us to become more competitive and gain market share. Our weighted average median credit scores increased 25 points to 630 for the year ended December 31, 2004 from 605 for the year ended December 31, 2002. We saw an increase in our average balance per loan and the number of loans originated for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002.

The following table sets forth selected information about our wholesale loan production for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Loan production	$1,500,303	$1,174,573	$1,034,278	45.06%
Average principal balance per loan	$165	$148	$142	16.20%
Number of loans originated	9,094	7,946	7,284	24.85%
Combined weighted average initial loan to value (LTV)	81.02%	80.03%	79.26%	2.22%
Percentage of first mortgage loans owner occupied	91.39%	89.53%	92.87%	(1.59)%
Percentage with prepayment penalty	70.68%	73.31%	78.64%	(10.12)%
Weighted average median credit score (1)	630	634	605	25 points
Percentage fixed rate mortgages	19.81%	27.98%	21.58%	(8.20)%
Percentage adjustable rate mortgages	80.19%	72.02%	78.42%	2.26%
Weighted average interest rate:
Fixed rate mortgages	8.09%	8.36%	9.12%	(11.29)%
Adjustable rate mortgages	6.84%	7.39%	8.70%	(21.38)%
Gross margin - adjustable rate mortgages (2)	5.69%	4.94%	5.25%	8.38%
Average number of account executives	128	132	121	5.79%
Volume per account executive	$11,721	$8,898	$8,548	37.12%
Loans originated per account executive	71	60	60	18.33%
Number of funding days	253	252	252	1 day
Volume per funding day	$5,930	$4,661	$4,104	44%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Correspondent Channel

Over the past three years we have generally seen a steady decline in our bulk purchases and an increase in our flow production. The decreasing rate environment brought a number of new investors into the bulk loan market, which increased competition and caused pricing to escalate to levels that would not provide us with an adequate return on investment in the bulk market. We maintained our pricing discipline in the bulk market and as a result we have seen a decline in our bulk production, but we have concentrated our efforts on increasing flow production. If pricing competition lessens and the bulk market becomes more economical for us, we may choose to increase our bulk volume going forward.

Correspondent bulk loan production decreased $23.2 million, or 11%, to $182.2 million for the year ended December 31, 2004 from $205.4 million for the year ended December 31, 2003, and decreased $52.1 million, or 22%, from $234.3 million for the year ended December 31, 2002. Our weighted average median credit scores for correspondent bulk production loans increased to 604 for the year ended December 31, 2004 from 585 for the year ended December 31, 2002. However, we experienced declines in our weighted average interest rates on such loans over the same periods. We saw an increase in our average balance per loan for correspondent bulk production loans for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. We also saw declines in the percentage of our bulk production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Loan production - bulk	$182,179	$205,372	$234,349	(22.26)%
Average principal balance per loan	$171	$142	$133	28.57%
Number of loans originated	1,067	1,443	1,762	(39.44)%
Combined weighted average initial LTV	79.48%	81.18%	79.33%	0.19%
Percentage of first mortgage loans owner occupied	98.01%	96.64%	94.74%	3.45%
Percentage with prepayment penalty	80.44%	92.13%	94.41%	(14.80)%
Weighted average median credit score (1)	604	571	585	19 points
Percentage fixed rate mortgages	22.63%	22.48%	21.79%	3.85%
Percentage adjustable rate mortgages	77.37%	77.52%	78.21%	(1.07)%
Weighted average interest rate:
Fixed rate mortgages	7.24%	8.43%	9.10%	(20.44)%
Adjustable rate mortgages	7.25%	8.46%	9.13%	(20.59)%
Gross margin - adjustable rate mortgages (2)	6.00%	6.62%	7.08%	(15.25)%
Number of funding days	253	252	252	1 day
Volume per funding day	$720	$815	$930	(23%)
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Correspondent flow loan production increased $147.1 million, or 21%, to $847.4 million for the year ended December 31, 2004 from $700.3 million for the year ended December 31, 2003, and increased $466.5 million, or 122%, from $380.9 million for the year ended December 31, 2002. We saw significant increases in our average balance per loan and in the number of loans originated for the year ended December 31, 2004 compared to the year ended December 31, 2002. Our weighted average median credit scores for correspondent flow production loans increased to 623 for the year ended December 31, 2004 from 600 for the year ended December 31, 2002. Our percentage of fixed rate mortgage originations of such loans declined almost 35% from 2002 to 2004 while our percentage of adjustable rate mortgage originations of such loans increased over 19% for the same period. In 2004, we experienced a significant decrease in our average coupon rate for both fixed rate and adjustable rate correspondent flow production loans compared to 2003 and 2002. We also saw declines in the percentage of correspondent flow loan production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Loan production - flow	$847,350	$700,340	$380,939	122.44%
Average principal balance per loan	$174	$158	$143	21.68%
Number of loans originated	4,879	4,446	2,664	83.15%
Combined weighted average initial LTV	79.58%	78.82%	75.72%	5.10%
Percentage of first mortgage loans owner occupied	92.82%	94.15%	95.58%	(2.89)%
Percentage with prepayment penalty	74.49%	79.26%	84.98%	(12.34)%
Weighted average median credit score (1)	623	606	600	23 points
Percentage fixed rate mortgages	23.11%	30.64%	35.42%	(34.75)%
Percentage adjustable rate mortgages	76.89%	69.36%	64.58%	19.06%
Weighted average interest rate:
Fixed rate mortgages	7.94%	8.06%	8.98%	(11.58)%
Adjustable rate mortgages	6.94%	7.92%	9.10%	(23.74)%
Gross margin - adjustable rate mortgages (2)	4.84%	5.00%	5.34%	(9.36)%
Number of funding days	253	252	252	1 day
Volume per funding day	$3,349	$2,779	$1,512	121%
    _______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table sets forth selected information about our sales representatives in the correspondent channel for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Loan production - bulk	$182,179	$205,372	$234,349	(22.26)%
Loan production - flow	$847,350	$700,340	$380,939	122.44%
Total loan production	$1,029,529	$905,712	$615,288	67.32%
Number of loans originated	5,946	5,889	4,426	34.34%
Average number of sales representatives	8	6	6	33.33%
Volume per sales representative	$128,691	$150,952	$102,548	25.49%
Loan production per sales representative	743	982	738	0.68%
Number of funding days	253	252	252	1 day
Volume per funding day	$4,069	$3,594	$2,442	67%

  Retail Channel

Retail originations increased $202.1 million, or 26%, to $964.8 million for the year ended December 31, 2004 from $762.7 million for the year ended December 31, 2003, and increased $318.9 million, or 49%, from $645.9 million for the year ended December 31, 2002. The number of retail loans originated also increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. This favorable production trend was primarily the result of a declining interest rate environment as well as a change in our pricing methodology designed to enable us to become more competitive and gain market share. We have also become more efficient in our retail channel with an increase in our volume per loan officer for 2004 as compared to 2003, and we expect to see continued efficiencies in the retail channel in 2005. For the year ended December 31, 2004 compared to the year ended December 31, 2003, we experienced a significant decline in the production of fixed rate retail loans while our production of adjustable rate retail loans increased. Over the past two years, our weighted average interest rates declined for both fixed and adjustable rate retail loans. We also saw declines in the percentage of our retail production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about our retail loan originations for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Loan originations	$964,760	$762,657	$645,949	49.36%
Average principal balance per loan	$130	$130	$127	2.36%
Number of loans originated	7,433	5,865	5,086	46.15%
Combined weighted average initial LTV	79.81%	79.11%	79.47%	0.43%
Percentage of first mortgage loans owner occupied	96.18%	94.33%	95.85%	0.34%
Percentage with prepayment penalty	64.68%	63.31%	76.07%	(14.97)%
Weighted average median credit score (1)	613	617	615	(2) points
Percentage fixed rate mortgages	49.48%	59.51%	57.28%	(13.62)%
Percentage adjustable rate mortgages	50.52%	43.49%	42.72%	18.26%
Weighted average interest rate:
Fixed rate mortgages	7.11%	7.31%	8.16%	(12.87)%
Adjustable rate mortgages	7.12%	7.55%	8.31%	(14.32)%
Gross margin - adjustable rate mortgages (2)	6.09%	5.66%	5.70%	6.84%
Average number of loan officers	219	231	174	25.86%
Volume per loan officer	$4,405	$3,302	$3,712	18.67%
Loans originated per loan officer[	34	25	29	17.24%
Number of funding days	253	252	252	1 day
Volume per funding day	$3,813	$3,026	$2,563	49%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

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

During 2004 we called loans in the amount of $270.0 million. There were no loans called in 2003. The following table sets forth selected information about our called loans for the years ended December 31, 2004, 2003, and 2002:

	For the Years Ended December 31,			Variance
	2004	2003	2002	2004-2002
	($ in thousands)
Called loans purchased	$270,036	—	$188,559	43.21%
Average principal balance per loan	$71	—	$80	(11.25)%
Number of loans called	3,788	—	2,363	60.30%
Combined weighted average initial LTV	79.13%	—	76.44%	3.52%
Percentage of first mortgage loans owner occupied	90.97%	—	87.39%	4.10%
Percentage with prepayment penalty	1.60%	—	42.07%	(96.20)%
Weighted average median credit score (1)	601	—	612	(11) points
Percentage fixed rate mortgages	68.31%	—	60.23%	13.42%
Percentage adjustable rate mortgages	31.69%	—	39.77%	(20.32)%
Weighted average interest rate:
Fixed rate mortgages	9.75%	—	9.98%	(2.30)%
Adjustable rate mortgages	9.83%	—	10.04%	(2.09)%
Gross margin - adjustable rate mortgages (2)	6.20%	—	5.48%	13.14%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon initial credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Financial Condition

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $1.3 billion, or 28%, to $6.0 billion as of December 31, 2004 from $4.7 billion as of December 31, 2003. This increase was the result of the origination and purchase of $3.8 billion of mortgage loans offset by principal payments of $2.2 billion and loan sales of $0.3 billion. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans. However, we anticipate the growth rate will be slower than historical growth rates as our portfolio ages and more seasoned mortgage loans are paid off. A detailed discussion of our portfolio characteristics is discussed in Item 1, “Business, -- Mortgage Loan Portfolio.”

Allowance for Loan Loss. The allowance for loan loss decreased $6.1 million, or 14%, to $37.3 million as of December 31, 2004 from $43.4 million as of December 31, 2003. This decrease was due to charge-offs of $45.8 million from primarily our 2001 and 2002 securitizations, which were provided for in previous periods, offset by additional provision of $39.7 million. The decrease in the allowance for loan loss was also due to the higher credit quality loans produced in 2004 and 2003 compared to 2002 and 2001. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

MSRs, net. MSRs, net increased $57.7 million, or 140%, to $99.0 million as of December 31, 2004 from $41.3 million as of December 31, 2003. This increase was primarily due to purchases of $84.9 million of rights to service $11.5 billion of mortgage loans during the year ended December 31, 2004. The increase in MSRs was partially offset by amortization of servicing rights of $19.5 million during 2004, which was higher than the amortization of servicing rights in 2003 due to our additional servicing acquisitions as well as the use of discounted projected net servicing income as a prospective change in estimate, which further accelerated amortization expense and is more consistent with the underlying methods used to determine fair value. Also, a temporary impairment of $6.9 million and a permanent impairment of $0.8 million further offset the increase. The impairment of MSRs was primarily the result of increased prepayment speeds during 2004 on certain aged third party servicing portfolios. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We anticipate purchasing third party servicing rights for an additional $8.6 billion of mortgage loans during 2005, of which $1.3 billion have been purchased through February 2005 for approximately $9.8 million.

Servicing Related Advances. Servicing related advances increased $14.5 million, or 15%, to $113.1 million as of December 31, 2004 from $98.6 million as of December 31, 2003. The increase was primarily due to the increase in our third party servicing balances.

Trustee Receivable. Trustee receivable increased $37.5 million, or 50%, to $112.1 million as of December 31, 2004 from $74.6 million as of December 31, 2003. The increase was primarily due to the completion of three securitizations during 2004. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during 2004, primarily because more loans were paid as scheduled as shown by our lower delinquency rates. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

      Other Assets. Other assets increased $12.2 million, or 17%, to $84.9 million as of December 31, 2004 from $72.7 million as of December 31, 2003. The increase in other assets is primarily the result of an increase of $15.6 million in current tax receivable, offset by payments received on mortgage bonds of $3.6 million.

Warehouse Financing. Warehouse financing increased $172.6 million, or 40%, to $600.6 million as of December 31, 2004 from $428.0 million as of December 31, 2003. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to our mortgage loan production.

Securitization Financing. Securitization financing increased $1.1 billion, or 26%, to $5.3 billion as of December 31, 2004 from $4.2 billion as of December 31, 2003. This increase resulted primarily from the execution of three asset-backed securitizations, which resulted in bonds being issued in the amount of $3.2 billion during 2004. This increase was primarily offset by bond and certificate payments of $2.2 billion. In general, we expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

Note Payable. Note payable decreased $25.0 million, or 100%, to none as of December 31, 2004 from $25.0 million as of December 31, 2003 as a result of the retirement of our note payable during the third quarter of 2004.

Shareholders’ Equity. Shareholders’ equity increased $273.9 million, or 79%, to $618.9 million as of December 31, 2004, from $345.0 million as of December 31, 2003. The increase in shareholders’ equity was due primarily to the issuance of an additional 17 million shares, partially offset by: (1) certain costs associated with the REIT conversion and stock issuance of $33.4 million and (2) the payment of merger consideration of $131.4 million, and the vesting and exercise of a majority of Old Saxon’s outstanding stock warrants, restricted stock units, and stock options and a corresponding tax benefit of $15.3 million associated with the stock option exercises resulting from the REIT conversion. The remaining increase was primarily related to net income of $105.6 million for the year ended December 31, 2004 offset by the declaration of dividends in the aggregate amount of $114.6 million.

We expect to continue making quarterly distributions to shareholders totaling at least 90% of our annual REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends will be declared by our Board of Directors and will depend on our financial condition and earnings. While we expect our shareholders’ equity to increase in the future due to continued growth in our net income, we anticipate shareholders’ equity to grow relatively slowly because we expect to make regular quarterly distributions.

Liquidity and Capital Resources

Cash increased by $7.6 million during the year ended December 31, 2004. The overall change in cash was comprised of the following:

	For the Years Ended December 31,
	2004	2003
	($ in thousands)
Cash provided by operations	$99,918	$83,725
Cash used by investing activities	(1,455,579)	(933,093)
Cash provided by financing activities	1,363,268	846,515
Increase (decrease) in cash	$7,607	$(2,853)

Operating Activities. Cash provided by operations for the year ended December 31, 2004 was $99.9 million, reflecting an improvement of $16.2 million, or 19%, compared to the prior year. This change was the result of increased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes and provision for mortgage loan losses. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results.”

The overall increase in cash provided by operations for the year ended December 31, 2004 was somewhat offset by increases in trustee receivable balances and servicing related advances of $37.5 million and $14.5 million, respectively. The increase in trustee receivable balances resulted from the continued growth in the underlying mortgage loan portfolio. The increase in the servicing related advances resulted from the overall growth in the servicing portfolio.

Investing Activities. Cash used for investing activities was $1.5 billion for the year ended December 31, 2004. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans totaled $3.8 billion for the year ended December 31, 2004. In addition, MSRs were purchased totaling $84.9 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $2.1 billion and proceeds from the sale of mortgage loans and REO which totaled $270.7 million and $56.3 million, respectively.

Capital expenditures during the year ended December 31, 2004 were $6.3 million and related primarily to various information technology enhancements.

Financing Activities. Cash provided by financing activities during the year ended December 31, 2004 was $1.4 billion and was primarily the result of proceeds from the issuance of securitization financing of $3.2 billion and net proceeds from additional warehouse financing of $172.7 million.

These proceeds were partially offset by principal payments on securitization financings of $2.2 billion, and bond issuance costs of $12.4 million relating to the SAST 2004-1, SAST 2004-2, and SAST 2004-3 securitizations. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

Derivative financial instrument transactions during the year ended December 31, 2004 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in a decrease in cash of $5.9 million.

Additional increases in cash provided by financing activities for the year ended December 31, 2004 were the result of the issuance of 17 million additional shares of common stock resulting in proceeds of $386.8 million and $40.1 million as a result of the vesting and exercise of outstanding stock warrants and stock options as well as issuances under the employee stock purchase plan. Additional decreases in cash provided by financing activities for the year ended December 31, 2004 were the result of $131.4 million paid as merger consideration, $85.7 million paid as dividends, $33.4 million paid related to expenses in connection with the REIT conversion and the issuance of additional shares of common stock, and the payment of $25.0 million for the retirement of the note payable.

Trends. Fourth quarter dividends for the year ended December 31, 2004 in the amount of $28.9 million were paid on January 14, 2005. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

Material Planned Expenditures. On May 10, 2004, we entered into a 12-year build-to-suit lease for approximately 115,000 square feet in Glen Allen, VA with Highwoods Realty Limited Partnership that is expected to commence in July 2005. Upon completion, this building will become our principal mortgage loan origination headquarters, and will also contain a second servicing center to support the growth of our servicing segment as well as to serve as a secondary site for servicing for disaster recovery purposes. Various costs approximating $8.1 million relating to additional computer equipment and furniture and fixtures will be required to ensure the building is ready for use by July 2005. A majority of these additional assets will be leased under operating leases with terms between two and five years that will commence in 2005. Also, rent expense for this building will approximate $1.2 million for 2005 and approximately $2.6 million annually thereafter through the end of the lease term; however, we will vacate our current principal mortgage loan origination headquarters which will reduce our annual rent expense by approximately $0.8 million. Working capital funds will be used to fulfill these cash requirements.

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of December 31, 2004 to be approximately $224.0 million. Under the commonly defined working capital definition, we calculated our working capital as of December 31, 2004 to be $420.0 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - December 31, 2004	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$12,852	$12,852
Borrowing availability	63,686	—
Trustee receivable	—	112,062
Accrued interest receivable	—	56,132
Accrued interest payable	—	(8,045)
Unsecuritized mortgage loans - payments less than one year	429,505	674,596
Warehouse financing facility - payments less than one year	(282,092)	(523,277)
Servicing advances	—	113,129
Financed advances - payments less than one year	—	(34,667)
Securitized loans - payments less than one year	—	1,575,480
Securitized financing - payments less than one year	—	(1,558,258)
Total	$223,951	$420,004

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

Committed Facilities. The material terms and features of our financing facilities in place at December 31, 2004 are as follows:

JPMorgan Chase Bank Syndicated Warehouse Facility. We executed a $300.0 million syndicated warehouse facility with JPMorgan Chase Bank effective March 31, 2004. The warehouse facility provides the ability to finance first lien loans and wet collateral and includes a $45.0 million sub-limit for servicing rights and a $25.0 million sub-limit for servicing advances. The warehouse facility expires on March 30, 2005. The facility was amended effective August 30, 2004 to permit the REIT conversion and was amended again effective December 29, 2004 increasing the sub-limit for servicing rights to $75.0 million. In conjunction with entering into this warehouse facility with JPMorgan Chase, we terminated a JPMorgan Chase warehouse facility and a JPMorgan Chase repurchase facility effective March 31, 2004.

Greenwich Capital Repurchase Facilities. We have a $150.0 million facility with Greenwich Capital Financial Products, Inc. that provides the ability to finance first lien loans. The facility expires on June 26, 2006. This facility amount previously was $175.0 million and the facility was due to expire on June 25, 2005, but was amended effective August 30, 2004 to, among other things, decrease the facility amount to $150.0 million, extend the termination date to June 26, 2006, and permit the REIT conversion. We also have a $175.0 million facility with Greenwich Capital Financial Products, Inc. that allows us to borrow against first and second lien loans and wet collateral. The facility amount previously was $150.0 million and the facility was due to expire on July 17, 2004. The facility was amended effective July 16, 2004 extending the termination date of the facility to September 1, 2004 and was further amended effective August 30, 2004 to, among other things, increase the total committed facility amount to $175.0 million, extend the termination date to August 29, 2005, and permit the REIT conversion.

Bank of America, N.A. Repurchase Facility. We have a $300.0 million facility with Bank of America, N.A. that provides us with the ability to borrow against first and second lien loans and provides a sub-limit for wet collateral. The facility originally was due to expire on June 23, 2004, but was amended effective June 23, 2004 extending the termination date of the facility to August 22, 2004 and subsequently amended effective August 20, 2004 extending the termination date of the facility to June 23, 2005 and to permit the REIT conversion.

CSFB Repurchase Facility. We have a $300.0 million facility with Credit Suisse First Boston Mortgage Capital, LLC which provides us with the ability to borrow against first lien loans including wet collateral. The facility originally had a committed facility amount of $100.0 million and was due to expire on April 3, 2004, but was amended effective March 31, 2004 increasing the total committed facility amount to $300.0 million and extending the termination date of the facility to September 20, 2004. The facility was amended effective August 20, 2004 extending the termination date to April 30, 2005 and to permit the REIT conversion.

Merrill Lynch Repurchase Facility. We have a $400.0 million facility with Merrill Lynch Mortgage Capital, Inc. which provides us with the ability to borrow against first lien loans and also provides a sub-limit for wet collateral. The facility originally was due to expire on May 7, 2004, but was amended effective May 3, 2004 extending the termination date of the facility to September 1, 2004. The facility was further amended effective August 6, 2004 to extend the termination date of the facility to November 19, 2004 and amended effective August 20, 2004 to permit the REIT conversion. Effective November 19, 2004, the facility was again amended to extend the termination date to November 18, 2005.

As of December 31, 2004 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.6 billion. The table below summarizes our facilities and their expiration dates as of December 31, 2004. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank	$ 300,000	March 30, 2005
Greenwich Capital Financial Products, Inc.	175,000	August 29, 2005
Greenwich Capital Financial Products, Inc.	150,000	June 26, 2006
Bank of America, N.A.	300,000	June 23, 2005
CS First Boston Mortgage Capital, LLC	300,000	April 30, 2005
Merrill Lynch Mortgage Capital, Inc.	400,000	November 18, 2005
Total committed facilities	$1,625,000

The amount we have outstanding on our committed facilities at any quarter end generally is a function of the pace of mortgage loan purchases and originations relative to the timing of our securitizations. Although we expect to issue asset-backed securities on a quarterly basis, our intention is to maintain committed financing facilities equal to approximately six months of mortgage production to provide us with flexibility in timing our securitizations.

We had $600.6 million of warehouse borrowings collateralized by residential mortgages outstanding as of December 31, 2004. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $600.6 million we held as of December 31, 2004, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including tests relating to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. We do not believe that these existing financial covenants will restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. See “Risk Factors - Federal Income Tax Risks Related to Our Qualification as a REIT - Actions we take to satisfy the requirements applicable to REITs, or our failure to satisfy such requirements, could have an adverse effect on our financial condition.” We were in compliance with all covenants under the agreements for the year ended December 31, 2004.

Securitization Financing

Mortgage Loan Securitization Facilities. We have historically financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. Our ability to issue asset backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans and home equity loans.

Generally, we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows from the real estate specifically collateralizing the debt.

Servicing Advance Facility. On July 13, 2004 we established a new servicing advance facility, Saxon Advance Receivables Note Trust. The facility allows for the issuance of multiple series of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts. The initial Series 2004-1 Notes included two classes of term notes with a combined face value of $95.0 million and one class of variable funding notes with a maximum of $65.0 million. The initial amount issued under the Series 2004-1 Notes amounted to $109.2 million. The December 31, 2004 amount outstanding under the Series 2004-1 Notes was $118.0 million. The terms of the Series 2004-1 Notes require the Notes to begin to amortize at various dates through October 2006. We anticipate the facility will be able to issue new notes to meet our future advance funding needs. In conjunction with the new facility, the existing Saxon Advance Receivables Backed Certificates 2002-A and Saxon Advance Receivables Backed Certificates 2003-A facilities were both terminated.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the Notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the year ended December 31, 2004.

As of December 31, 2004, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was approximately $5.3 billion.

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with the approximately $603.3 million of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which were still outstanding as of December 31, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of December 31, 2004 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. From time to time, we have been required to repurchase loans that we sold; however, the liability for the fair value of those obligations has been immaterial.

Our subsidiaries are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of December 31, 2004 and 2003, the liability recorded for premium recapture expenses was $0.1 million and $0.2 million, respectively.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of approximately $240.3 million and $144.3 million as of December 31, 2004 and December 31, 2003, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of December 31, 2004 and December 31, 2003 totaled $22.7 million and $21.8 million, respectively.

We anticipate purchasing third party servicing rights for an additional $8.6 billion of mortgage loans during 2005, of which $1.3 billion were purchased through February 2005 for approximately $9.8 million.

The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2004.

Payments Due by Period ($ in thousands)
Contractual Obligations - As of December 31, 2004	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Warehouse financing facility - line of credit	$282,092	$282,092	$—	$—	$—
Repurchase agreements	318,554	241,185	77,369	—	—
Securitization financing (1)	5,258,344	1,592,925	1,747,092	610,785	1,307,542
Purchase obligations (2)	254,746	246,242	8,504	—	—
Operating leases (3)	53,944	9,199	18,254	8,456	18,035
Total contractual cash obligations	$6,167,680	$2,371,643	$1,851,219	$619,241	$1,325,577
________________
(1)
Amounts listed are bond payments based on anticipated recovery of the underlying principal and interest servicing advances and on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

(2)
Amounts included represent contractual obligations and expected related expenses for which committed amounts are in excess of $1.0 million for computer and communications technology services, telephone services, technology licensing, and commitments to fund mortgage loans with agreed upon rates. Contracts we believe allow for termination with minimal or no penalties are excluded from the table above.

(3)	Includes operating lease payments relating to our new principal mortgage loan origination headquarters expected to begin in July 2005.

Other Matters

Related Party Transactions

As of December 31, 2004 and December 31, 2003, we had $9.0 million and $12.0 million, respectively, of unpaid principal balances within our mortgage loan portfolio related to mortgage loans originated for our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 to 50 basis points from the market rate. Effective December 1, 2002, we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our outside directors.

Impact of New Accounting Standards

The Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. The new FASB revised rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. Publicly traded entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. Effective September 13, 2004, upon shareholder approval of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units granted by Old Saxon immediately vested. New Saxon assumed all outstanding options and warrants to acquire Old Saxon’s common stock that were not exercised on or before September 24, 2004. In connection with the accelerated vesting of the options, Old Saxon recorded compensation expense for all options outstanding as of September 13, 2004. (See Note 17 for more information.) As a result, the adoption of FASB 123R is not expected to have a material impact on our financial position, results of operations, or cash flows.

The FASB issued FASB Statement No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB 153 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Effect of Inflation

Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Management of Interest Rate Risk.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the sensitivity of income to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans, which can negatively impact our future production volume and our projected income. Second, increases or decreases in interest rates can cause changes in the interest income on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income. We refer to this second type of risk as our “managed interest rate risk”. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

Overview of Our Interest Rate Risk Profile

We view our interest rate risk profile relative to the financing vehicle that is used during the life of our mortgage loans. We have short-term and long-term financings that expose us to interest rate risk for the duration of the respective financing.

Short-term Financing. Short-term financing exists from the time mortgage loans are originated until they are securitized. Our short-term financings, or warehouse borrowings, are dependent upon floating LIBOR rates with a one-month maturity. Because nearly all the collateral backing these financings have an initial fixed interest rate, and the financing instruments are subject to monthly changes in LIBOR, our net interest income is subject to fluctuations.

Long-term Financing. Long-term financing is typically decided by an asset securitization structure. This structure can have financing terms that may be fixed for the life of the financing or subject to changes in LIBOR rates, as described in the paragraph above.

A fixed financing structure is typically collateralized by fixed rate assets. Because both the asset and liability have fixed rates for the term of the financing, interest rate risk due to fluctuation in LIBOR rates does not exist, resulting in stable net interest income for the term of the financing.

A floating financing structure can be collateralized by fixed or floating rate assets. Nearly all of our mortgage loans have an initial period that is fixed relative to the floating financing structure. For this reason we are subject to net interest income fluctuations caused by changes in LIBOR rates. This fluctuation in net interest income can exist for the entire term of the financing.

Since our net interest income is subject to fluctuating LIBOR rates during the term of our financings, we attempt to minimize our exposure to rate fluctuations by hedging our interest rate risk.

Types of Managed Interest Rate Risk

Our managed interest rate risks include repricing, basis, and prepayment risk.

Repricing Risk.  Financing rates are subject to change from the time we originate mortgage products until long-term financing is structured. Repricing risk is caused by the potential differences in these financing rates. To minimize the impact of fluctuating financing rates on interest expense, we manage our risks through a regimented hedging routine. This hedging strategy involves buying market instruments that match the sensitivity of long-term financings. By doing this we are able to manage our interest expense for the life of our financing.

Interest Rate Risk.  Interest rate risk results when the terms of mortgage loans differ from financing terms of our borrowings that are collateralized by those mortgage loans. As a result, our financing rates can change differently than the interest rates we charge on our mortgage loans. Changes in the financing rates of our borrowings relative to the mortgage loans supporting those financings cause fluctuations in net interest income. For this reason our management of this risk involves buying market instruments that increase in value while our interest expense declines in value.

Prepayment Risk.  Prepayment risk results from the ability of customers to pay off their mortgage loans before maturity. Generally, prepayments tend to increase in falling interest rate environments as a result of borrowers refinancing fixed-rate and adjustable-rate loans to lower the coupon on their mortgage; conversely prepayments tend to decrease in rising interest rate environments. As a result, falling interest rate environments tend to cause decreases in the balance of our mortgage loan portfolio and related decreases in our interest income. For this reason we consider many prepayment alternatives when managing interest rate risk to avoid a negative impact to net interest income that can be caused by too many hedge instruments relative to the amount of assets remaining. Fortunately the same interest rate decline that tends to accelerate prepayments also lowers the cost of our liabilities and improves net interest income on the remaining portfolio.

Management of Interest Rate Risk. To manage repricing, interest rate, and prepayment risks, we use various derivative instruments such as options on futures, Eurodollar futures, interest rate caps and floors, interest rate swaps and options on interest rate swaps. Generally, we seek to match derivative instruments to types of financings, in order to offset negative impacts in our interest expense. We intend to keep the derivatives in place until the risk is minimized to a level where the risk of fluctuation in interest expense is acceptable to management. Through the structure of our long-term financings, we generally have, and seek to realize, opportunities to manage our interest rate risk, particularly with respect to fixed-rate mortgage loans, by seeking to match the terms of the fixed-rate mortgage loans with the fixed-rate portion of the long-term financing. We continue to manage interest rate risks associated with variable-rate financings beyond the point of long-term financing by seeking to identify differences in the basis between our mortgage loans and related long-term financing, and to manage the repricing characteristics of our liabilities by continuing to purchase, hold, and sell appropriate financial derivatives.

In selecting financial derivatives for interest rate risk management, we seek to select interest rate caps and floors, interest rate swaps, sales of futures and purchases of options on futures designed to provide protection should interest rates on our debt rise. We seek to select derivatives with values that can be expected to rise and produce returns tending to offset increased borrowing costs in a rising rate environment.

Counterparty Risk. An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties” If a counterparty were to default, we could potentially be exposed to financial loss. We seek to mitigate this risk by limiting our derivatives transactions to counterparties that we believe to be well established, reputable and financially strong.

Maturity and Repricing Information

As shown in the tables below, from December 31, 2003 to December 31, 2004, there was an increase in our hedging activity due to the addition of new mortgage assets to our portfolio and the belief that interest rates would increase in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of December 31, 2004 and 2003.

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	$865,966	$686,583	$18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	$695,000	$570,000	$12,500	$6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	$112,500	$250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

	As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
	($ in thousands)
Caps bought - notional:	$1,115,750	$927,466	$321,417	—	—	—
Weighted average rate	2.92%	3.87%	3.35%	—	—	—
Caps sold - notional:	$1,025,000	$899,299	$321,417	—	—	—
Weighted average rate	3.61%	5.09%	5.04%	—	—	—
Futures sold - notional:	—	$37,500	$112,500	—	—	—
Weighted average rate	—	3.88%	4.31%	—	—	—
Puts bought - notional:	$250,000	$50,000	—	—	—	—
Weighted average rate	1.50%	2.25%	—	—	—	—
Puts sold - notional:	$112,500	$437,500	—	—	—	—
Weighted average rate	2.78%	4.03%	—	—	—	—
Total notional:	$2,503,250	$2,351,765	$755,334	$—	$—	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of December 31, 2004 and the four scenarios that we used as of December 31, 2003.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	December 31, 2004				December 31, 2003
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$65,786	$40,758	$(219)	$(40,701)	$10,066	$(824)	$(10,827)	$(42,369)
Change in interest expense from hedging instruments:
Futures	(12,302)	(11,698)	(1,322)	5,834	(479)	(667)	(385)	1,133
Swaps	(11,753)	(7,866)	(276)	6,766	—	—	—	—
Puts	1,702	1,178	(19)	(310)	(615)	192	153	250
Caps	(6,885)	(3,967)	168	661	(2,310)	(556)	969	2,129
Total change in interest expense from hedging instruments	$(29,238)	$(22,353)	$(1,449)	$12,951	$(3,404)	$(1,031)	$737	$3,512
Net change in interest expense	$36,548	$18,405	$(1,668)	$(27,750)	$6,662	$(1,855)	$(10,090)	$(38,857)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the Federal Reserve System, or the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 225 basis points over a twelve-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of December 31, 2004, we estimate that our interest expense would increase by $65.8 million. However, we estimate that this amount would be partially offset by a decline in interest expense from our hedging instruments of $29.2 million. The net effect of this scenario would be a potential increase of $36.5 million in our interest expense. As of December 31, 2003, we estimated that our interest expense could increase by approximately $6.7 million under this scenario.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but longer in duration. Under this scenario, we assume that interest rates have the potential to rise approximately 250 basis points over a two year period. Making these assumptions as of December 31, 2004, we estimate that our interest expense would increase by $40.8 million. However, we estimate that this amount would be partially offset by a decline in interest expense from our hedging instruments of $22.4 million. The net effect of this scenario would be a potential increase of $18.4 million in our interest expense. As of December 31, 2003, we estimated that our interest expense could decline by approximately $1.9 million under this scenario.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB pauses their increasing rate scenario to assess the lagging impact of previous rate increases on the domestic and global economy. After a six to nine month pause, the FRB increases rates another 100 basis points over the next 12 months. Given these assumptions as of December 31, 2004, we estimate that our interest expense from changes in borrowing costs and hedging instruments would decrease by $0.2 million and $1.4 million, respectively, for a total potential decline in interest expense of $1.7 million. As of December 31, 2003, we estimated that our interest expense could decline by approximately $10.1 million under this scenario.

Scenario 4 -This scenario assumes that the FRB becomes concerned about the future prospects of economic growth and holds rates steady for one year and then returns to an increasing rate cycle. Over the subsequent 24 months the FRB raises rates 150 basis points. Given these assumptions at December 31, 2004, we estimate that our interest expense would decline by approximately $40.7 million, which would partially be offset by an estimated increase in interest expense from hedging instruments of approximately $13.0 million, for a total potential decline in interest expense of approximately $27.8 million. At December 31, 2003, we estimated that our interest expense could decline by approximately $38.9 million under this scenario.

The hypothetical yield curve data for each scenario at December 31, 2004 and December 31, 2003 are as follows:

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Jan-05	2.39	2.89	2.61	2.63	2.35
Mar-05	2.91	3.40	2.89	2.89	2.36
Jun-05	3.18	3.91	3.40	2.89	2.39
Sep-05	3.39	4.43	3.65	3.15	2.40
Dec-05	3.56	4.69	3.91	3.40	2.65
Mar-06	3.68	4.70	4.41	3.65	3.15
Jun-06	3.78	4.71	4.67	3.91	3.66
Sep-06	3.87	4.72	4.92	4.16	3.66
Dec-06	3.97	4.73	4.93	4.17	3.67
Mar-07	4.05	4.75	4.93	4.17	3.67
Jun-07	4.13	4.76	4.94	4.18	3.68
Sept-07	4.22	4.77	4.94	4.43	4.18
Dec-07	4.31	4.78	4.95	4.43	4.18
________________
(1) Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

	December 31, 2003
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
________________
(1)
Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with our Independent Auditors’ Report thereon are set forth on pages F-1 through F-36 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the Securities and Exchange Commission under the Exchange Act. There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of such evaluation.

There were no changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Saxon Capital, Inc.

Management of Saxon Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. The controls that were subject of management’s assessment included: controls over initiating, recording, processing and reconciling account balances and controls related to the prevention, identification and detection of fraud.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Saxon Capital, Inc.
Glen Allen, VA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Saxon Capital, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the Company for the year ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Princeton, NJ
March 15, 2005

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The names and ages of the executive officers and the positions each of them has held for the past five years are included in Item 1, Part I of this annual report on Form 10-K as permitted by the General Instruction G(3) to Form 10-K. Information concerning our code of conduct is also included in Item 1, Part 1 of this annual report on Form 10-K. All other information called for by this item will be included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information relating to our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock units	Weighted-average exercise price of outstanding options, warrants and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,000	$10.10	1,085,664 (1)
Equity compensation plans not approved by security holders (2)	8,000	$10.00	—
Total	19,000	$10.06	1,085,664
________________
(1)
Includes 994,535 shares reserved for issuance under our Employee Stock Purchase Plan. The maximum number of shares or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of our common stock as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares.

(2)
In connection with our private offering in 2001, we granted warrants to Friedman, Billings, Ramsey & Co., Inc. to purchase an aggregate of 1,200,000 shares of our common stock, at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001. As of December 31, 2004, warrants to purchase an aggregate of 1,192,000 had been exercised.

Effective September 13, 2004, upon shareholder approval of the merger agreement in connection with the REIT conversion, all outstanding stock options and restricted stock units granted by Old Saxon vested. New Saxon assumed all outstanding options and warrants to acquire Old Saxon’s common stock that were not exercised on or before September 24, 2004.

The additional information called for by this item will be included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits

(a) The following documents are filed as part of this report:
1.	Financial Statements.

—See Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.	Financial Statement Schedules.

None.

3.	Exhibits

—See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on March 15, 2005.

SAXON CAPITAL, INC.

By:	/s/ Michael L. Sawyer
Name:	Michael L. Sawyer
Title:	Chief Executive Officer

Each person whose signature appears below hereby authorizes Michael L. Sawyer and Robert B. Eastep, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file with the Securities and Exchange Commission, any amendments and/or supplements to the annual report on Form 10-K, with exhibits thereto, and other documents in connection therewith, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which to Sign	Date

/s/ Richard A. Kraemer	Chairman of the Board of Directors	March 15, 2005
Richard A. Kraemer
/s/ Michael L. Sawyer	Chief Executive Officer and Director (principal executive officer)	March 15, 2005
Michael L. Sawyer
/s/ Thomas J. Wageman	Director	March 15, 2005
Thomas J. Wageman
/s/ David D. Wesselink	Director	March 15, 2005
David D. Wesselink
/s/ Robert B. Eastep	Chief Financial Officer (principal financial and accounting officer)	March 15, 2005
Robert B. Eastep

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Saxon Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Saxon Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the Company for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Princeton, NJ
March 15, 2005

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2004	December 31, 2003
Assets:
Cash	$12,852	$5,245
Accrued interest receivable	56,132	54,080
Trustee receivable	112,062	74,614

Mortgage loan portfolio	6,027,620	4,723,416
Allowance for loan loss	(37,310)	(43,369)
Net mortgage loan portfolio	5,990,310	4,680,047

Restricted cash	1,495	1,257
Servicing related advances	113,129	98,588
Mortgage servicing rights, net	98,995	41,255
Real estate owned	24,860	23,787
Derivative assets, including cash margin	16,573	7,556
Deferred tax asset	27,825	—
Other assets	84,898	72,652
Total assets	$6,539,131	$5,059,081
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$8,045	$8,602
Dividends payable	28,909	—
Warehouse financing	600,646	427,969
Securitization financing	5,258,344	4,237,375
Derivative liabilities	1,809	249
Note payable	—	25,000
Deferred tax liability	—	907
Other liabilities	22,449	13,933
Total liabilities	5,920,202	4,714,035
Commitments and contingencies - Note 19
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,849,386 and 28,661,757 as of December 31, 2004 and 2003, respectively	498	287
Additional paid-in capital	625,123	264,030
Other comprehensive loss, net of tax of $(2,446) and $(3,500)	(3,842)	(5,497)
Net (accumulated deficit) retained earnings:
Cumulative dividends declared	(114,641)	—
Retained earnings	111,791	86,226
Net (accumulated deficit) retained earnings	(2,850)	86,226

Total shareholders’ equity	618,929	345,046
Total liabilities and shareholders’ equity	$6,539,131	$5,059,081

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
($ in thousands, except share data)

	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Interest income	$395,347	$333,064	$226,399
Interest expense	(155,805)	(123,303)	(87,068)
Net interest income	239,542	209,761	139,331
Provision for mortgage loan losses	(41,647)	(33,027)	(28,117)
Net interest income after provision for mortgage loan losses	197,895	176,734	111,214
Servicing income, net of amortization and impairment	33,636	32,134	22,924
Gain on sale of mortgage assets	3,500	2,533	365
Total net revenues	235,031	211,401	134,503
Expenses:
Payroll and related expenses	(74,323)	(58,322)	(50,437)
General and administrative expenses	(57,373)	(45,815)	(38,425)
Depreciation	(5,923)	(3,880)	(1,903)
Other (expense) income	(4,827)	(1,739)	472
Total operating expenses	(142,446)	(109,756)	(90,293)
Income before taxes	92,585	101,645	44,210
Income tax benefit (expense)	12,980	(36,509)	(16,833)
Net income	$105,565	$65,136	$27,377
Earnings per common share:
Average common shares - basic	34,702,370	28,518,128	28,103,695
Average common shares - diluted	36,521,893	30,116,305	29,165,184
Basic earnings per common share	$3.04	$2.28	$0.97
Diluted earnings per common share	$2.89	$2.16	$0.94
Dividends declared per common share	$2.30	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2002	28,050,100	$281	$258,004	—	—	$(6,287)	$251,998
Issuance of common stock	185,681	1	1,917	—	—	—	1,918
Costs associated with issuance of common stock	—	—	(654)	—	—	—	(654)
Comprehensive income: Net income	—	—	—	—	—	27,377
Mortgage bonds:
Change in unrealized gain	—	—	—	994	—	—
Reclassification adjustment	—	—	—	(232)	—	—
Tax effect	—	—	—	(297)	—	—
Cash flow hedging instruments:
Change in unrealized gain	—	—	—	9,976	—	—
Reclassification adjustment	—	—	—	(1,382)	—	—
Tax effect	—	—	—	(3,352)	—	—
Total comprehensive income	—	—	—	5,707	—	27,377	33,084
Balance as of December 31, 2002	28,235,781	$282	$259,267	$5,707	—	$21,090	$286,346
Issuance of common stock	425,976	5	4,496	—	—	—	4,501
Compensation expense on restricted stock units	—	—	267	—	—	—	267
Comprehensive income: Net income	—	—	—	—	—	65,136
Mortgage bonds:
Change in unrealized loss	—	—	—	(2,033)	—	—
Reclassification adjustment	—	—	—	(27)	—	—
Tax effect	—	—	—	803	—	—
Cash flow hedging instruments:					—
Change in unrealized gain	—	—	—	(17,677)	—	—
Reclassification adjustment	—	—	—	1,385	—	—
Tax effect	—	—	—	6,345	—	—
Total comprehensive income (loss)	—	—	—	(11,204)	—	65,136	53,932
Balance as of December 31, 2003	28,661,757	$287	$264,030	$(5,497)	—	$86,226	$345,046

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total
Balance as of December 31, 2003	28,661,757	$287	$264,030	$(5,497)	—	$86,226	$345,046
Issuance of common stock	21,187,629	211	426,686	—	—	—	426,897
Costs related to REIT conversion and stock issuance	—	—	(33,422)	—	—	—	(33,422)
Compensation expense on restricted stock units	—	—	3,880	—	—	—	3,880
Stock option exercise tax benefit	—	—	15,325	—	—	—	15,325
REIT conversion merger consideration	—	—	(51,376)	—	—	(80,000)	(131,376)
Dividends declared ($2.30 per common share)	—	—	—	—	(114,641)	—	(114,641)
Comprehensive income: Net income	—	—	—	—	—	105,565
Mortgage bonds:
Change in unrealized loss	—	—	—	(39)	—	—
Reclassification adjustment	—	—	—	842	—	—
Tax effect	—	—	—	(312)	—	—
Cash flow hedging instruments:
Change in unrealized loss	—	—	—	1,577	—	—
Reclassification adjustment	—	—	—	328	—	—
Tax effect	—	—	—	(741)	—	—
Total comprehensive income	—	—	—	1,655	—	105,565	107,220
Balance as of December 31, 2004	49,849,386	$498	$625,123	$(3,842)	$(114,641)	$111,791	$618,929

The accompanying notes     The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income from operations	$105,565	$65,136	$27,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,520	33,761	14,911
Deferred income taxes	(28,732)	18,495	(5,816)
Impairment of assets	11,706	1,934	1,803
Gain from sale of assets	(3,500)	(2,533)	(365)
Provision for loan losses	41,647	33,027	28,117
(Recovery) provision for advanced interest losses	(1,938)	1,029	5,211
(Increase) decrease in servicing related advances	(14,541)	3,970	(913)
Increase in accrued interest receivable	(2,052)	(15,451)	(22,856)
(Decrease) increase in accrued interest payable	(557)	1,171	4,234
Increase in trustee receivable	(37,448)	(30,486)	(37,347)
Net change in other assets and other liabilities	(21,752)	(26,328)	16,932
Net cash provided by operating activities	99,918	83,725	31,288
Investing Activities:
Purchase and origination of mortgage loans	(3,815,035)	(2,886,057)	(2,512,653)
Principal payments on mortgage loan portfolio	2,120,344	1,464,591	576,035
Proceeds from the sale of mortgage loans	270,749	189,223	49,881
Proceeds from the sale of real estate owned	56,261	31,353	5,132
(Increase) decrease in restricted cash	(238)	300,178	(301,435)
Purchases of derivative instruments	—	—	(55,303)
Purchase of mortgage bonds	—	(3,000)	(6,969)
Principal payments received on mortgage bonds	3,584	2,313	3,495
Acquisition of mortgage servicing rights	(84,948)	(23,691)	(6,354)
Capital expenditures	(6,296)	(8,003)	(4,864)
Net cash used in investing activities	(1,455,579)	(933,093)	(2,253,035)
Financing Activities:
Proceeds from issuance of securitization financing	3,240,446	2,482,061	2,616,954
Bond issuance costs	(12,380)	(20,754)	(9,983)
Principal payments on securitization financing	(2,182,963)	(1,552,649)	(576,719)
Proceeds from (repayment of) warehouse financing, net	172,677	(46,473)	191,072
Purchases of derivative instruments	(5,879)	(20,171)	—
Proceeds received from issuance of stock	426,897	4,501	1,918
Payment of expenses related to REIT conversion and stock issuance	(33,422)	—	—
Payment of dividends	(85,732)	—	—
Payment of merger consideration	(131,376)	—	—
Repayment of note payable	(25,000)	—	—
Net cash provided by financing activities	1,363,268	846,515	2,223,242
Net increase (decrease) in cash	7,607	(2,853)	1,495
Cash at beginning of year	5,245	8,098	6,603
Cash at end of year	$12,852	$5,245	$8,098
Supplemental Cash Flow Information:
Cash paid for interest	$178,081	$152,919	$101,340
Cash paid for taxes	$13,836	$41,878	$16,904
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$90,209	$57,004	$23,879

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) The Company and Principles of Consolidation

Saxon Capital, Inc., a Delaware corporation (“Old Saxon”) was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.) (“New Saxon,” and together with Old Saxon, referred to herein as “Saxon” or the “Company”), was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT. A merger agreement effecting the REIT conversion was approved by the boards of directors and shareholders of the constituent entities and the merger was completed on September 24, 2004. The merger had no effect on the consolidated financial statements, as this was a merger of companies under common control.

Pursuant to the merger agreement, Old Saxon merged with and into Saxon Capital Holdings, Inc. (“Saxon Capital Holdings”), a wholly-owned subsidiary of New Saxon, and New Saxon succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.” At the effective time of the merger, each outstanding share of Old Saxon common stock was converted into the right to receive one share of New Saxon common stock and a cash payment of $4.00. The Company’s common stock is currently quoted on Nasdaq under the symbol “SAXN.” New Saxon issued an additional 17.0 million shares of its common stock in a public offering simultaneously with the merger, which resulted in $386.8 million in gross proceeds, part of which was used to pay the cash portion of the merger consideration.

The Company applies REIT rules for federal income tax and accounting purposes since the effective date of the merger. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. Generally, the Company will not be subject to federal income tax at the corporate level to the extent it distributes 90% of its taxable income to its shareholders and complies with certain other requirements.

The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that have been purchased or originated by the Company, in addition to loans held by third parties. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 25 branch offices located throughout the country at December 31, 2004. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Notes to Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are net interest income, the allowance for loan loss, valuation of servicing rights, hedging activities, deferral of certain direct loan origination costs, and income taxes.

(c) Trustee Receivable

Loan payments are collected by each securitization trust and distributed to their related bondholders on the bond payment cut-off date, typically the 17th of each month. Therefore, principal, interest, and prepayment penalty payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet to offset the bond payment liability. In addition, collections on securitized escrow and corporate advances received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheets to offset the bond payment liability. These payments are retained by the trustee until the following remittance date.

(d) Mortgage Loan Portfolio

Mortgage loans are recorded at cost, held for investment and consist of mortgage loans secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums, and one-to-four unit properties. Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans. These fees and costs are amortized over the life of the loan on an interest method basis assuming a 35 constant prepayment rate.

The Company structures securitizations as financing transactions, and accordingly holds the securitized mortgage loans for investment, as opposed to recognizing a sale transaction that would generate a gain or loss. These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company; also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through a securitization trust that becomes troubled. Accordingly, following a securitization, the mortgage loans remain on the consolidated balance sheets and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a one-time gain or loss upon completion of a securitization that was structured as a sale.

 (e) Provision for Mortgage Loan Losses

The Company evaluates the propriety of its allowance for loan loss on a monthly basis. Provision for loan losses on both securitized and unsecuritized mortgage loans is recorded to maintain the allowance for loan loss at an appropriate level for currently existing probable losses of principal, interest and fees, uncollected and advanced interest, and associated unamortized basis adjustments. Provision amounts are charged as a current period expense to operations. The Company charges off uncollectible loans against the allowance for loan loss at the time of liquidation or at the time the loan is transferred to real estate owned. The Company defines a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Probable losses are determined based on segmenting the portfolios by their contractual delinquency status, applying the Company’s historical loss experience, and other relevant economic data. Allowance for loan loss estimates are evaluated monthly and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

(f)  Called Loans

Called loans are performing or non-performing mortgage loans currently acquired from outstanding securitizations related to off balance sheet transactions pursuant to the clean-up call option that the servicer holds. This option permits the servicer to purchase the remaining securitized loans when the total outstanding amount falls to a specified level, typically 10% of the original principal balance. Called loans are recorded on the consolidated balance sheets at the purchase price paid by the Company, which approximates fair value. The Company intends to either securitize or sell the mortgage loans that it acquires in these transactions.

(g)  Restricted Cash

Restricted cash of the Company relates to amounts pledged as collateral to certain trusts. It may also include amounts related to prefunded securitizations. Prefunded amounts are held in a trust account and made available during the prefunding period to purchase subsequent mortgage loans to put into the related securitization. At the end of the prefunding period, any prefunded amounts not used to purchase mortgage loans are distributed as principal prepayments to the certificate holders. Any interest earned on the restricted cash balance is returned to the Company once the prefunding is fulfilled.

    (h) Securitization of Servicing Related Advances

The Company has securitized a portion of its servicing related advances related to the principal, interest, escrow and corporate advances the Company is obligated to make as servicer. This securitization is structured as a financing transaction. Accordingly, the servicing related advances remain on the consolidated balance sheet to offset the securitization indebtedness.

(i) Mortgage Servicing Rights

The Company purchases third party servicing rights and accordingly recognizes the right to service those mortgage loans as an asset on its consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income on a discounted basis, and are recorded at the lower of amortized cost or fair value by risk strata on the consolidated balance sheets. Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, specifically by date of the related securitization. In addition, the Company periodically evaluates its mortgage servicing rights for permanent impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the permanent impairment.

(j) Real Estate Owned

When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to real estate owned at net realizable value. Net realizable value is defined as the property’s fair value less estimated costs to sell. Individual real estate owned properties are periodically evaluated, and additional impairments are recorded as required. The majority of the costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.

(k) Derivative Financial Instruments

The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation or trading. These Interest Rate Agreements are intended to provide income and cash flow to offset the potential for reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments and their hedging relationship are identified, designated and documented.

The Company currently accounts for its derivative financial instruments as cash flow hedges with the objective of hedging interest rate risk, specifically forecasted interest expense. On the date the derivative contract is entered into, the Company designates the derivative as a cash flow hedge, which hedges the Company’s anticipated interest expense from its forecasted issuance of its variable rate debt through its asset-backed securitization program. Historically, the Company has completed an asset-backed securitization approximately three to four times a year. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included on the consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in accumulated other comprehensive income. Accumulated other comprehensive income is amortized or accreted into earnings through interest expense on a level yield basis. Changes in the fair value of derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded as adjustments to current period earnings.

The Company documents the relationships between hedging instruments and hedged items, as well as the Company’s risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the balance sheet or related exposures. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the variability of cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

When hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, if not settled. The effective position previously recorded remains in accumulated other comprehensive income and continues to be amortized or accreted into earnings with the hedged item; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective is recognized in the current period earnings.

If the hedged risk is extinguished or is not probable of occurring, the Company typically terminates any applicable hedges and recognizes any remaining related accumulated other comprehensive income balance to income or expense. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

(l) Interest Income

The Company earns interest income on mortgage loans as contractually due. Interest income is suspended for any mortgage loans on which principal or interest payments are more than three months contractually past due; however, accrual of income on these nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due. Accrued interest losses are provided for within the allowance for loan loss. Prepayment penalty income is included within interest income when collected.

(m) Servicing Revenue Recognition

Mortgage loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of the respective loans. Loan servicing expenses are charged to operations when incurred. The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operations for loans owned by the Company, and it is recorded as servicing income on the consolidated statements of operations for loans serviced for others.

(n) Stock Options

The Company has elected to follow the intrinsic value method in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying stock on the grant date. Effective September 13, 2004, upon approval by Old Saxon’s shareholders of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units immediately vested and were expensed at that time. See Note 17 for further discussion.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to options granted to employees using the Black-Scholes option pricing model.

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands, except share data)
Net income, as reported	$105,565	$65,136	$27,377
Add: stock-based compensation expense included in reported net income, net of related tax effects	199	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,194)	(2,536)	(2,407)
Pro forma net income	$101,570	$62,600	$24,970
Earnings per share:
Basic - as reported	$3.04	$2.28	$0.97
Basic - pro forma	$2.93	$2.20	$0.89
Diluted - as reported	$2.89	$2.16	$0.94
Diluted - pro forma	$2.78	$2.08	$0.86

    (o) Federal Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income it distributes to its stockholders. In 2004, the Company retained approximately 10% of its ordinary REIT taxable income and paid corporate income taxes on this retained income while continuing to maintain its REIT status. Accordingly, the Company has recorded a provision for income taxes based upon its estimated current liability for Federal and state income tax purposes in its consolidated statements of operations.

The Company has elected to treat Saxon Capital Holdings and its subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax and will be taxed as a regular C corporation. The taxable income of Saxon Capital Holdings and its subsidiaries is not included in REIT taxable income and is subject to state and Federal income taxes at the applicable statutory rates. Saxon Capital Holdings provides for any deferred income taxes to reflect estimated future tax effects. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over a period of three to forty years. Additions to property, equipment, leasehold improvements, and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

 (q) Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to presentations adopted in 2004.

(r) Recently Issued Accounting Standards

The Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. The new FASB revised rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. Effective September 13, 2004, upon shareholder approval of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units granted by Old Saxon immediately vested. New Saxon assumed all outstanding options and warrants to acquire the Company’s common stock that were not exercised on or before September 24, 2004. In connection with the accelerated vesting of the options, the Company recorded compensation expense for all options outstanding as of September 13, 2004. (See Note 17 for more information.) As a result, the adoption of FASB 123R is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

The FASB issued FASB Statement No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB 153 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

(2) Subsequent Events

On January 25, 2005, the Company closed a $1.0 billion asset backed securitization.

On January 27, 2005, the Company granted 789,500 restricted stock units to some of the Company’s employees, including each executive officer. The restricted stock units will vest on the fifth anniversary of the date of grant. In addition, on January 27, 2005, the Company granted 20,000 restricted stock units to each of the Company’s three non-employee directors. The restricted stock units will vest in four equal annual installments on each of the first, second, third, and fourth anniversaries of the date of grant. The grantees of the restricted stock units will be entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

On February 16, 2005 and February 18, 2005, the Company closed operations in the Indianapolis, Indiana and Omaha, Nebraska retail branches, respectively. On March 2, 2005 and March 4, 2005, the Company closed operations in the Buffalo, New York and Walnut Creek, California retail branches, respectively. The closing of these retail branches is expected to reduce the Company’s fixed cost structure of its branch network. The Company expects to recognize $1.1 million of expense during the first quarter of 2005 in connection with branch closings, consisting of termination benefits, contract termination costs and other associated costs of $0.1 million, $0.9 million, and $0.1 million, respectively.

Through February 2005, the Company purchased $1.3 billion in third party servicing rights for approximately $9.8 million.

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

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands, except per share data)
Basic:
Net income	$105,565	$65,136	$27,377
Weighted average common shares outstanding	34,702	28,518	28,104
Earnings per share	$3.04	$2.28	$0.97

Diluted:
Net income	$105,565	$65,136	$27,377
Weighted average common shares outstanding	34,702	28,518	28,104
Dilutive effect of stock options, warrants and restricted stock units	1,820	1,598	1,061
Weighted average common shares outstanding - diluted	36,522	30,116	29,165
Earnings per share	$2.89	$2.16	$0.94

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of December 31, 2004 and 2003 were comprised of the following:

	December 31, 2004	December 31, 2003
	($ in thousands)
Securitized mortgage loans - principal balance	$5,123,071	$4,078,468
Unsecuritized mortgage loans - principal balance	782,716	529,161
Premiums, net of discounts	75,562	53,066
Hedge basis adjustments	30,245	46,058
Deferred origination costs, net	11,288	9,374
Fair value adjustments	4,738	7,289
Total	$6,027,620	$4,723,416

From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$69,274	$76,115	$7,685
Conforming first lien mortgages (1)	9,627	521	—
Second lien mortgages	138,409	105,906	22,134
Delinquent mortgage loans (2)	47,375	—	22,984
Total mortgage loans sold	264,685	182,542	52,803
Basis adjustments	2,595	4,324	(2,646)
Cash received	270,749	189,223	50,522
Gain on sale of mortgage loans (2)(3)	$3,469	$2,357	$365
  ___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)	Total gain on sale of mortgage assets of $3.5 million and $2.5 million on the consolidated statements of operations for the years ended December 31, 2004 and December 31, 2003 includes the gain recognized on sale of other assets.

(5) Allowance for Loan Loss

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan loss for the mortgage loan portfolio for the years ended December 31, 2004, 2003, and 2002 is as follows:

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Beginning balance	$43,369	$40,227	$20,996
Provision for loan losses (1)	39,710	34,056	33,328
Charge-offs	(45,769)	(30,914)	(14,097)
Ending balance	$37,310	$43,369	$40,227
________________
(1)
Includes $(1.9) million, $1.0 million, and $5.2 million for the years ended December 31, 2004, 2003, and 2002 respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the consolidated statements of operations.

(6) Mortgage Servicing Rights

As of December 31, 2004, the fair value of the mortgage servicing rights in total was $155.1 million, compared to $46.8 million as of December 31, 2003. The following table summarizes activity in mortgage servicing rights for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Balance, beginning of period	$41,255	$24,971	$33,847
Purchased	84,948	23,692	6,354
Amortization	(19,516)	(6,955)	(13,427)
Temporary impairment	(6,937)	(453)	(234)
Permanent impairment	(755)	—	(1,569)
Balance, end of period	$98,995	$41,255	$24,971

    The Company recognized a permanent impairment during the third quarter of 2004 because experienced prepayments on loans were significantly higher than the assumptions used to amortize the servicing rights. The following table summarizes the activity of our valuation allowance:

Valuation Allowance
($ in thousands)
Balance as of January 1, 2002	$—
Temporary impairment	(1,803)
Permanent impairment	1,569
Balance as of December 31, 2002	(234)
Temporary impairment	(453)
Permanent impairment	—
Balance as of December 31, 2003	(687)
Temporary impairment	(7,692)
Permanent impairment	755
Balance as of December 31, 2004	$(7,624)

As of December 31, 2004, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
2005	$35,857
2006	22,655
2007	15,314
2008	10,417
2009	7,095
Thereafter	15,281
Total	$106,619

As of December 31, 2004 and 2003, the fair value and weighted average life in years of the mortgage servicing rights were as follows:

	2004		2003
	Fair Value	Weighted-average life of collateral	Fair Value	Weighted-average life of collateral
	($ in thousands)
Pre-divestiture:
1998 Securitizations	$636	2.57	$2,445	4.02
1999 Securitizations	1,392	2.34	4,566	3.44
2000 Securitizations	1,744	2.14	5,952	3.40
2001 Securitizations	587	2.51	1,721	3.30
Post-divestiture:
2001 Third party purchases	98	2.22	280	2.72
2002 Third party purchases	1,887	2.68	6,711	3.49
2003 Third party purchases	8,314	3.64	25,169	4.49
2004 Third party purchases	140,401	3.95	—	—
Total	$155,059		$46,844

The table below indicates the key economic assumptions and the sensitivity to immediate 20%, 25% and 50% adverse prepayment speeds used to value mortgage servicing rights as of December 31, 2004:

	Current Assumptions	20% Adverse Effect	25% Adverse Effect	50% Adverse Effect
	($ in thousands)
Pre-divestiture:
1998 Securitizations	37 CPR - 42 CPR	$(135)	$(165)	$(293)
1999 Securitizations	39 CPR - 57 CPR	(409)	(500)	(916)
2000 Securitizations	30 CPR - 54 CPR	(550)	(674)	(1,281)
2001 Securitizations	29 CPR - 32 CPR	(128)	(157)	(300)
Post-divestiture:
2001 Third party purchases	42 CPR - 46 CPR	(27)	(32)	(58)
2002 Third party purchases	34 CPR - 45 CPR	(429)	(522)	(927)
2003 Third party purchases	28 CPR - 34 CPR	(1,441)	(1,758)	(3,140)
2004 Third party purchases	25 CPR - 34 CPR	(20,638)	(25,198)	(45,124)
Total		$(23,757)	$(29,006)	$(52,039)

The table below indicates the immediate sensitivity on the current fair value of mortgage servicing rights using a 16% and 18% discount rate as of December 31, 2004:

	Current Assumptions	16% Discount Rate	18% Discount Rate
	($ in thousands)
Pre-divestiture:
1998 Securitizations	12.64% - 13.28%	$(34)	$(54)
1999 Securitizations	12.00% - 16.46%	(69)	(114)
2000 Securitizations	13.14% - 14.10%	(69)	(123)
2001 Securitizations	13.29%	(25)	(42)
Post-divestiture:
2001 Third party purchases	13.74%	(4)	(7)
2002 Third party purchases	13.98% - 16.11%	(32)	(98)
2003 Third party purchases	15.84% - 15.89%	(21)	(361)
2004 Third party purchases	14.99% -16.22%	(589)	(6,482)
Total		$(843)	$(7,281)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a constant percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

 (7) Loan Servicing Portfolio

As of December 31, 2004 and 2003, the Company serviced a portfolio consisting of loans in all 50 states. The loan servicing portfolio as of December 31, 2004 and 2003 is summarized below:
	December 31, 2004		December 31, 2003
Investor	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	($ in thousands)
Greenwich Capital, Inc	57,892	$9,325,188	20,217	$3,342,800
Saxon Capital, Inc. (1)	42,817	5,950,965	35,056	4,665,770
Credit Suisse First Boston	17,797	2,985,290	3,301	388,791
Barclays Bank, PLC	6,118	1,244,569	—	—
Dominion Capital	8,582	603,282	17,800	1,358,506
Dynex Capital, Inc	383	34,237	567	54,922
Fannie Mae	247	13,869	251	5,679
Other investors	303	8,542	749	83,055
Total	134,139	$20,165,942	77,941	$9,899,523
_________________
(1)	Includes loans securitized by Saxon Capital, Inc. since July 6, 2001.

The following table summarizes information about the delinquency of the Company’s loan servicing portfolio:

	December 31,
	Owned Portfolio		Total Servicing Portfolio
Total Delinquencies and Loss Experience	2004	2003	2004	2003
	($ in thousands)
Total outstanding principal balance (at period-end)	$5,950,965	$4,665,770	$20,165,942	$9,899,523
Delinquency (at period-end):
30-59 days:
Principal balance	$290,525	$295,754	$956,478	$605,980
Delinquency percentage	4.88%	6.34%	4.74%	6.12%
60-89 days:
Principal balance	$83,225	$68,019	$247,863	$138,253
Delinquency percentage	1.40%	1.46%	1.23%	1.40%
90 days or more:
Principal balance	$51,767	$43,773	$172,124	$96,388
Delinquency percentage	0.87%	0.94%	0.85%	0.97%
Bankruptcies (1):
Principal balance	$110,846	$94,524	$279,331	$300,282
Delinquency percentage	1.86%	2.03%	1.39%	3.03%
Foreclosures:
Principal balance	$121,571	$134,654	$314,253	$298,658
Delinquency percentage	2.04%	2.89%	1.56%	3.02%
Real Estate Owned:
Principal balance	$49,699	$37,896	$107,939	$107,202
Delinquency percentage	0.84%	0.81%	0.54%	1.08%
Total Seriously Delinquent including real estate owned (2)	6.61%	7.69%	5.26%	8.89%
Total Seriously Delinquent excluding real estate owned	5.77%	6.88%	4.73%	7.81%
Charge-offs	$45,769	$30,914	—	—
Percentage of charge-offs on liquidated loans	0.77%	0.66%	—	—
Loss severity on liquidated loans (3)	40.97%	34.31%	46.18%	42.03%
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the Company’s mortgage loan portfolio for December 31, 2004 and 2003 are $19.6 million and $15.2 million, respectively. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2004 and 2003 are $47.5 million and $43.7 million, respectively.

(2)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(3)
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

(8) Servicing Related Advances

When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization, the Company generally is required to advance principal and interest payments (for loans serviced for others), and insurance premiums, property taxes, and property protection costs with respect to the delinquent mortgage loans to the extent that the advances are ultimately recoverable from proceeds of the related loan or mortgaged property.

Servicing related advances as of December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
	($ in thousands)
Escrow advances (taxes and insurance)	$27,476	$32,932
Foreclosure and other advances	19,838	15,962
Principal and interest advances	65,815	49,694
Total servicing related advances (1)	$113,129	$98,588
_________________
(1)	Includes amounts outstanding of $96.2 million and $82.7 million of servicing related advances that were securitized as of December 31, 2004 and 2003, respectively.

(9) Other Assets

Other assets as of December 31, 2004 and 2003 consisted of the following:

	December 31, 2004	December 31, 2003
	($ in thousands)
Income tax receivable	$35,181	$19,566
Bond issuance costs	23,286	25,373
Property and equipment, net	13,128	12,712
Prepaid expenses	4,514	4,192
Goodwill	3,213	3,213
Mortgage bond, net	1,317	4,925
Other assets	4,259	2,671
Total other assets	$84,898	$72,652

(10) Property and Equipment

Property and equipment as of December 31, 2004 and 2003 consisted of the following:

	December 31, 2004	December 31, 2003
	($ in thousands)
Computers and software	$17,636	$14,397
Projects in process	3,972	1,260
Leasehold improvements	2,412	2,309
Furniture and equipment	1,104	863
Buildings	247	246
Total property and equipment	25,371	19,075
Accumulated depreciation and amortization	(12,243)	(6,363)
Total property and equipment, net	$13,128	$12,712

Property and equipment is included in other assets in the accompanying consolidated balance sheets. Depreciation expense was $5.9 million, $3.9 million, and $1.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(11) Investor Funds and Escrow

Investor funds totaling $749.3 million and $171.9 million were held in segregated bank accounts as of December 31, 2004 and 2003, respectively. These funds are applicable to mortgage loans serviced for investors. Included in investor funds are escrow funds totaling $53.8 million, and $34.8 million as of December 31, 2004 and 2003, respectively, which were also held in segregated bank accounts. These funds are applicable to mortgage loans being serviced. The funds and the related liabilities of the accounts are not included in the accompanying financial statements.

(12) Warehouse Financing, Securitization Financing and Note Payable

A summary of the amounts outstanding under these agreements as of December 31, 2004 and 2003 is as follows:

	December 31, 2004	December 31, 2003
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$282,092	$101,055
Repurchase agreements - loans	317,500	325,474
Repurchase agreements - mortgage bonds (1)	1,054	1,440
Securitization financing - servicing advances	117,988	100,239
Securitization financing - loans and real estate owned	5,125,572	4,079,050
Securitization financing - net interest margin	14,784	58,086
Note payable	—	25,000
Total	$5,858,990	$4,690,344
Outstanding Collateral
Warehouse financing - loans and servicing advances	$432,336	$189,918
Repurchase agreements - loans	322,642	330,815
Repurchase agreements - mortgage bonds	1,317	1,800
Securitization financing - servicing advances (2)	133,051	113,064
Securitization financing - net interest margin, loans and real estate owned	5,197,167	4,129,784
Total	$6,086,513	$4,765,381
Total Available Committed Borrowings
Warehouse financing - loans and servicing advances	$300,000	$140,000
Repurchase agreements - loans and mortgage bonds	1,325,000	1,275,000
Securitization financing - servicing advances	160,000	130,000
Total	$1,785,000	$1,545,000
Remaining Capacity to Borrow
Warehouse financing - loans and servicing advances	$17,908	$38,945
Repurchase agreements - loans and mortgage bonds	1,006,446	949,526
Securitization financing - servicing advances	42,012	29,761
Total	$1,066,366	$1,018,232
___________________
(1)	Amount outstanding was borrowed against an uncommitted facility.
(2)
Includes $2.1 million of principal and $23.6 million of interest on our mortgage loan portfolio as of December 31, 2004 and $1.6 million of principal and $21.9 million of interest on our mortgage loan portfolio as of December 31, 2003, which is included within the mortgage loan portfolio and accrued interest balances on our consolidated balance sheets, respectively.

The following table summarizes our contractual obligations as of December 31, 2004:

As of December 31, 2004	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$282,092	$282,092	$—	$—	$—
Repurchase agreements - loans	317,500	241,185	76,315	—	—
Repurchase agreements - mortgage bonds	1,054	—	1,054	—	—
Securitization financing - servicing advances (1)	117,988	34,667	39,315	14,549	29,457
Securitization financing - loans and real estate owned (2)	5,125,572	1,543,474	1,707,777	596,236	1,278,085
Securitization financing - net interest margin (2)	14,784	14,784	—	—	—
Total contractual cash obligations	$5,858,990	$2,116,202	$1,824,461	$610,785	$1,307,542
________________
(1)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Interest Expense
Warehouse financing	$2,869	$1,004	$923
Repurchase agreements	7,251	4,976	6,733
Securitization financing	140,232	111,415	74,204
Notes payable	1,443	2,000	2,006
Other	4,010	3,908	3,202
Total	$155,805	$123,303	$87,068

Weighted Average Cost of Funds
Warehouse financing	1.89%	1.34%	1.52%
Repurchase agreements	2.18%	1.90%	2.43%
Securitization financing	2.87%	2.83%	3.26%
Notes payable	8.00%	8.00%	8.00%
Total	2.89%	2.87%	3.30%
During the year ended December 31, 2004, the Company completed three securitizations of mortgage loans, totaling $3.2 billion in principal balances and $46.0 million in unamortized basis adjustments.

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of December 31, 2004, the Company was in compliance with all its covenants under the respective borrowing agreements.

(13) Employee Savings Plan

The Company’s employees are eligible to participate in the SCI Services, Inc. 401(k) Plan provided they are 18 years of age and scheduled to work at least 1,000 hours annually. Under the current plan, a maximum of 25% of the employees’ eligible earnings can be contributed to the plan on a pre-tax basis, and up to 20% of the employees’ eligible earnings can be contributed on an after-tax basis. The pre-tax and after-tax contributions in combination cannot exceed 20%. The Company also makes matching contributions in proportion to employees’ pre-tax contributions. Effective January 1, 2004, the Company increased the company match to 4% of the employees’ eligible earnings. Throughout 2003 and 2002 the Company contributed 3% of the employee’s eligible earnings.

From April 2002 until December 31, 2003, the Company allowed senior management employees the option of deferring a portion of eligible income into a non-qualified deferred compensation plan. Eligible employees could defer up to 15% of their base salary and up to 100% of their annual bonus payment into this plan on a pre-tax basis. The Company could also make discretionary matching contributions in proportion to employees’ deferred earnings. Throughout 2003 and 2002, the Company contributed 50% of the employees’ first 2% of total deferred earnings. This plan was closed to any additional deferrals as of December 31, 2003 and was terminated on January 26, 2004. All plan assets were distributed to plan participants in 2004.

The total expense related to the Company’s matching contributions for all plans for the years ended December 31, 2004, 2003 and 2002 was $1.3 million, $0.6 million, and $0.6 million, respectively.

(14) Income Taxes

The Company recorded a $13.0 million tax benefit during 2004 which included the impact of the structure and formation transactions with regards to the Company's REIT conversion as outlined in the Company's registration statement on Form S-11 declared effective by the Securities and Exchange Commission on September 20, 2004.  The benefit associated with the Company’s REIT conversion consists of a reversal of $3.9 million in net deferred tax liabilities, which will not result in taxable amounts in future years as a result of our conversion to REIT status, and $30.1 million relating to income recognized in our qualified REIT subsidiary for the nine months ended September 30, 2004, that is now not subject to corporate taxation.

The components of the provision for income taxes for the years ended December 31, 2004, 2003, and 2002 consist of the following:

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Federal
Current	$3,422	$30,573	$30,243
Deferred	(14,084)	4,759	(15,408)
State
Current	293	1,455	5,031
Deferred	(2,611)	(278)	(3,033)
Total income tax (benefit) expense	$(12,980)	$36,509	$16,833

The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Federal income tax expense at statutory rate	$32,405	$35,615	$15,473
Nontaxable REIT income	(40,124)	—	—
Write-off of deferred liabilities - REIT conversion	(3,927)	—	—
State income tax (benefit) expense, net	(928)	1,178	1,998
Federal tax expense (benefit) of state tax deduction	325	(412)	(699)
Other expense (benefit), net	(731)	128	61
Total income tax (benefit) expense	$(12,980)	$36,509	$16,833

The income tax effects of temporary differences that give rise to the net deferred tax asset (liability) as of December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
	($ in thousands)
Deferred tax asset:
Tax gain on sale of loans	$5,081	$33,111
Amortization of intangibles	11,776	8,177
Deferred revenue	2,464	129
Mark to market adjustment	1,841	—
Depreciation	885	—
Gain on sale of loans to qualified REIT subsidiary	6,605	—
Original issue discount	3,535	730
Accumulated other comprehensive income	1,702	3,500
Other	2,263	—
Total deferred tax asset	$36,152	$45,647

Deferred tax liability:
Allowance for loan loss	$(316)	$(617)
Depreciation	—	(175)
Hedging transactions	(8,011)	(42,166)
Other	—	(3,596)
Total deferred tax liability	$(8,327)	$(46,554)

Net deferred tax asset (liability)	$27,825	$(907)

The Company may retain up to 10% of its REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain its REIT status. At this time, the Company intends to retain up to 10% of its 2004 ordinary REIT taxable income and, accordingly, the Company has recorded a provision for income taxes based upon its estimated liability for Federal and state income tax purposes in the consolidated statements of operations. The difference between the federal tax and book basis of the Company’s assets and liabilities is a net tax-deductible temporary difference of $27.8 million as of December 31, 2004 (consisting of tax-deductible temporary differences of $36.1 million and taxable temporary differences of $8.3 million).

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2004, which were paid in January 2005, are considered taxable income to shareholders in 2004 (the year declared).

As a result of the conversion to REIT status, federal income taxes on the portion of the income distributed by the Company’s qualified REIT subsidiary are payable directly by its shareholders pursuant to the Internal Revenue Code. Accordingly, with respect to such taxable income, no provision for federal or state income tax has been included in the Company’s financial statements.

The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its deferred tax assets.

(15) Derivatives

The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. As of December 31, 2004 and 2003, the fair value of the Company’s derivatives totaled $10.0 million and $5.5 million, respectively. As of December 31, 2004 and 2003, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $(5.8) million with a tax benefit of $2.3 million and $(7.7) million with a tax benefit of $3.0 million, respectively. Accumulated other comprehensive income (loss) related to cash flow hedging is amortized into earnings through interest expense as the hedged item affects earnings. The expected effect of amortization of the accumulated other comprehensive income (loss) on earnings for the next twelve months is $1.2 million of expense, depending on future repayment of debt. The maximum term over which the Company is hedging its exposure for forecasted transactions is 57 months. Hedge ineffectiveness resulted in $0.1 million of expense, $0.5 million of expense, and $0.4 million of income for the years ended December 31, 2004, 2003, and 2002, respectively. These ineffective portions are included as part of other (expense) income on the consolidated statements of operations.

As of December 31, 2004 and 2003, the Company had $30.2 million and $46.3 million, respectively, of basis adjustments on mortgage loans related to previous fair value hedging activity. These basis adjustments are amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

(16) Shareholders’ Equity

On September 20, 2004, New Saxon issued an additional 17.0 million shares of its common stock in a public offering, which resulted in $386.8 million in gross proceeds, part of which was used to pay the cash portion of the merger consideration of $131.4 million. During 2004, the Company deducted from proceeds $33.4 million in costs related to the REIT conversion and its subsequent issuance of common stock. The REIT conversion also resulted in the vesting and exercise of a majority of Old Saxon’s outstanding stock warrants, restricted stock units, and stock options and a corresponding tax benefit of $15.3 million associated with the stock option exercises. On December 15, 2004, the Company declared a fourth quarter ordinary income dividend of $0.58 per share of common stock and a special ordinary income dividend of $1.72 per share of common stock totaling $114.6 million for shareholders of record on December 23, 2004.

(17)  Stock Compensation Plans

Stock Incentive Plan - Pursuant to the merger agreement in connection with the REIT conversion, the Company assumed the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the issuance of restricted common stock, stock appreciation rights, dividend equivalent rights, stock options, or unit awards based on the value of the Company’s common stock to eligible employees and other eligible participants. The maximum number of shares or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares.

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

The following table summarizes the transactions relating to the Company’s stock options for the period ended December 31, 2004:
	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2002 (includes 2,730,500 options outstanding under the Stock Incentive Plan)	3,205,500	$10.02
Options granted	100,062	$11.80
Options exercised	(102,562)	$10.02
Options cancelled	(32,250)	$10.10
Options outstanding, December 31, 2002 (includes 2,701,000 options outstanding pursuant to the Stock Incentive Plan)	3,170,750	$10.08
Options granted	60,000	$12.54
Options exercised	(367,750)	$10.01
Options cancelled	(93,000)	$10.05
Options outstanding, December 31, 2003 (includes 2,295,000 options outstanding under the Stock Incentive Plan and 475,000 outstanding to the Company’s non-employee board members)	2,770,000	$10.14
Options granted	—	—
Options exercised	(2,726,500)	$10.14
Options cancelled	(32,500)	$10.05
Options outstanding, December 31, 2004 (includes 11,000 options with a remaining contractual life of 6.8 years outstanding under the Stock Incentive Plan)	11,000	$10.10

No options were granted for the year ended December 31, 2004. The weighted average fair value of options granted in 2003 and 2002 was $8.18 and $7.91 per share, respectively. The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued in the respective years:
	Year Ended December 31, 2003	Year Ended December 31, 2002
Risk-free interest rate	3.96%	4.18% - 4.47%
Dividend yield	—	—
Volatility factor	50.00%	51.08%
Weighted average expected life	10 years	10 years

      Restricted Stock Units - On September 4, 2003, the Company granted 180,000 restricted stock units under the Company’s Stock Incentive Plan to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and the Company granted 60,000 restricted stock units to its non-employee directors. All 240,000 outstanding restricted stock units that were not previously vested were vested and the related shares were delivered following approval of the merger agreement required for the REIT conversion. Compensation expense related to the restricted stock units for the period ended December 31, 2004 was $3.9 million.

Warrants - In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,192,000 have been exercised as of December 31, 2004. The 8,000 remaining warrants have an exercise price of $10.00 per share and are exercisable until they expire on July 6, 2006.

Employee Stock Purchase Plan - The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation shall be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay during each offering period to purchase common stock. Purchases are made on the last trading day of the offering period. The per share purchase price is 85% of the last transaction price per share of our common stock on the last trading day of the offering period. Activity related to the Company’s Employee Stock Purchase Plan for the periods presented is as follows:

	Shares Issued	Issuance Price	Proceeds
	(amounts in thousands, except issuance price)
For the Year Ended December 31, 2002:
January 30, 2002	30.3	$9.80	$297
March 28, 2002	8.3	$12.55	$104
June 28, 2002	12.2	$13.83	$169
September 30, 2002	18.4	$9.41	$173
December 31, 2002	14.0	$10.63	$148
For the Year Ended December 31, 2003:
March 31, 2003	20.3	$11.31	$230
June 30, 2003	12.5	$14.69	$184
September 30, 2003	14.6	$14.57	$213
December 31, 2003	10.8	$17.81	$192
For the Year Ended December 31, 2004:
March 31, 2004	11.3	$24.14	$273
June 30, 2004	15.2	$19.41	$295
September 20, 2004	9.9	$23.15	$229
December 31, 2004	5.5	$20.39	$112

(18) Disclosure about Financial Instruments

Fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. In cases where market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments due to their nature and all non-financial instruments are excluded from this disclosure.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Mortgage loan portfolio - The mortgage loan portfolio’s fair value is determined by the projected carrying cost or a market price based upon estimated securitization prices. The fair value of the principal balance of the mortgage loan portfolio at December 31, 2004 and 2003 is $6.0 billion and $4.8 billion, respectively. At December 31, 2004 and 2003, the carrying values of the mortgage loan portfolio are $6.0 billion and $4.7 billion, respectively.

Mortgage bonds - Mortgage bonds are held on the consolidated balance sheets at fair value in Other Assets. The mortgage bonds’ fair value is based on the remaining principal and interest cash flows at December 31, 2004 and 2003, discounted at 15%.

Derivative instruments -Derivative instruments are recorded at fair value on the consolidated balance sheets at December 31, 2004 and 2003 using broker prices.

Mortgage servicing rights - Mortgage servicing rights are initially recorded at cost and subsequently amortized in proportion to and over the period of the anticipated net cash flows from servicing the loans to arrive at the carrying value. Fair value of the mortgage servicing rights is based on independent appraisals. The fair value of the mortgage servicing rights at December 31, 2004 and 2003 is $155.1 million and $46.8 million, respectively. At December 31, 2004 and 2003, the carrying value of the mortgage servicing rights is $99.0 million and $41.3 million, respectively.

Securitization financing - Securitization financing is the debt associated with the asset-backed securitizations and is floating with interest rates that adjust to market rates. The carrying values for securitization financing at December 31, 2004 and 2003 approximate fair value.

Note payable - The fair value of the note payable with a fixed interest rate is determined by the present value of future payments based on interest rate conditions at December 31, 2004 and 2003. The fair value of the note payable at December 31, 2004 and 2003 is none and $24.7 million, respectively. At December 31, 2004 and 2003, the carrying value of the note payable is none and $25.0 million, respectively.

Warehouse financing - Warehouse financing is secured by unsecuritized mortgage loans and is floating with interest rates that adjust to market rates, and accordingly the carrying value is considered a reasonable estimate of fair value.

(19) Commitments and Contingencies

Leases

The Company’s subsidiaries are obligated under non-cancelable operating leases for real property and equipment. Minimum annual rental payments as of December 31, 2004 are as follows:
	Real Property	Equipment	Total
Years Ending December 31,	($ in thousands)
2005	$5,166	$2,807	$7,973
2006	4,131	529	4,660
2007	3,556	14	3,570
2008	2,528	—	2,528
2009	1,747	—	1,747
Thereafter	2,234	—	2,234
Total	$19,362	$3,350	$22,712

For the years ended December 31, 2004, 2003, and 2002, rental and lease expense amounted to $9.6 million, $8.7 million, and $6.8 million, respectively.

Mortgage Loans

As of December 31, 2004 and 2003, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $240.3 million and $144.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In connection with the approximately $603.3 million of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of December 31, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of December 31, 2004 those subsidiaries neither had nor expect to incur any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. From time to time, the Company has been required to repurchase loans that it sold; however, the liability for the fair value of those obligations has been immaterial.

Our subsidiaries are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of December 31, 2004 and 2003, the liability recorded for premium recapture expense was $0.1 million and $0.2 million, respectively.

Mortgage Servicing Rights

The Company anticipates purchasing third party servicing rights for an additional $8.6 billion of mortgage loans during 2005, of which $1.3 billion have been purchased through February 2005 for approximately $9.8 million.

Legal Matters

Because the business of the Company’s subsidiaries involves the collection of numerous accounts as well as the validity of liens and compliance with various state and federal lending laws, the Company and its subsidiaries are subject to various legal proceedings in the normal course of business. In management’s opinion, the resolution of these lawsuits will not have a material adverse effect on the financial position or the results of operations of the Company.

America’s MoneyLine is named in a case brought as a class action in Illinois. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. The plaintiff alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. The case has been settled in a manner in which it will not have a material adverse effect on the financial position or results of operations of the Company.

Saxon Mortgage Services, was named in a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division as a class action. The plaintiffs alleged that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. The remaining named plaintiff re-filed the action in State Court. On the Company’s motion, the action was removed to Federal Court. The parties agreed to a settlement that would require the Company to pay approximately $0.2 million to a group of 27 former Illinois borrowers and their attorneys in exchange for a dismissal. Accordingly, the Company accrued $0.2 million in the Company’s consolidated financial statements for the year ended December 31, 2003. The Court has entered an order approving the settlement, and we are in the process of performing our obligations under the settlement agreement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action.

Insurance Policies

As of December 31, 2004, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and a key man life insurance policy in the amount of $4.8 million. In addition, the Company carried a banker’s professional liability/lenders liability policy, a fiduciary liability insurance policy and an employment practices liability policy for $10 million each; a mortgage protection insurance policy with a mortgagee interest limit of $15 million and a mortgagee liability limit of $10 million; a financial institutions bond with an aggregate limit of $30 million and a per loss limit of $15 million; a commercial umbrella policy of $15 million; a commercial general liability policy with a $5 million aggregate limit and $1 million per occurrence limit; a property insurance policy, a workers compensation insurance policy, and a business automobile insurance policy each with $1 million per occurrence limit; and an employed lawyers liability insurance policy with a $1 million aggregate limit and a $1 million per occurrence limit. For the years ended December 31, 2004, 2003, and 2002, insurance expense amounted to $3.7 million, $2.8 million, and $1.6 million, respectively.

(20) Related Party Transactions

At December 31, 2004 and 2003, the Company had $9.0 million and $12.0 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for executive officers, officers, and employees of the Company. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to officers and employees, the Company waives loan origination fees that otherwise would be paid to the Company by the borrower and reduces the interest rate by 25 basis points from the market rate. Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors. The Company has never made loans to any of its outside directors.

(21) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the years ended December 31, 2003 and 2002 has been restated to reflect a change in the composition of its reportable segments.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its 25 branch offices. The mortgage loan production segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment.

The mortgage loan production segment collects revenues, such as origination and underwriting fees and other certain nonrefundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment.

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	For the Year Ended December 31, 2004
	Qualified REIT Subsidiary (1)	Taxable REIT Subsidiary (1)	Taxable REIT Subsidiary (1)
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$363,465	$41,792	$5,031	$(14,941)	$395,347
Interest expense	(153,713)	(13,743)	(1,890)	13,541	(155,805)
Net interest income	209,752	28,049	3,141	(1,400)	239,542
Provision for mortgage loan losses	(38,011)	(3,636)	—	—	(41,647)
Net interest income after provision for mortgage loan losses	171,741	24,413	3,141	(1,400)	197,895
Servicing income, net of amortization and impairment	—	—	48,803	(15,167)	33,636
(Loss) gain on sale of mortgage assets	—	3,469	31	—	3,500
Total net revenues	171,741	27,882	51,975	(16,567)	235,031
Operating expenses	(31,197)	(111,296)	(34,890)	39,764	(137,619)
Other (expense) income	(3,307)	17,975	(972)	(18,523)	(4,827)
Income (loss) before taxes	137,237	(65,439)	16,113	4,674	92,585
Income tax (expense) benefit	19,240	(9,174)	2,259	655	12,980
Net income (loss)	$156,477	$(74,613)	$18,372	$5,329	$105,565
___________________
(1)	The Company’s REIT conversion was effective September 24, 2004.

	For the Year Ended December 31, 2003
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$283,575	$34,301	$3,748	$11,440	$333,064
Interest expense	(113,337)	(14,027)	(2,840)	6,901	(123,303)
Net interest income	170,238	20,274	908	18,341	209,761
Provision for mortgage loan losses	(33,010)	(17)	—	—	(33,027)
Net interest income after provision for mortgage loan losses	137,228	20,257	908	18,341	176,734
Servicing income, net of amortization and impairment	—	—	43,958	(11,824)	32,134
Gain on sale of mortgage assets	—	2,358	175	—	2,533
Total net revenues	137,228	22,615	45,041	6,517	211,401
Operating expenses	(22,194)	(72,963)	(24,684)	11,824	(108,017)
Other income (expense)	(895)	32,214	(1,324)	(31,734)	(1,739)
Income (loss) before taxes	114,139	(18,134)	19,033	(13,393)	101,645
Income tax (expense) benefit	(40,996)	6,513	(6,836)	4,810	(36,509)
Net income (loss)	$73,143	$(11,621)	$12,197	$(8,583)	65,136

	For the Year Ended December 31, 2002
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$186,355	$36,789	$1,714	$1,541	$226,399
Interest expense	(78,742)	(10,399)	(1,059)	3,132	(87,068)
Net interest income	107,613	26,390	655	4,673	139,331
Provision for mortgage loan losses	(18,731)	(9,386)	—	—	(28,117)
Net interest income after provision for mortgage loan losses	88,882	17,004	655	4,673	111,214
Servicing income, net of amortization and impairment	—	—	28,508	(5,584)	22,924
Gain on sale of mortgage assets	—	365	—	—	365
Total net revenues	88,882	17,369	29,163	(911)	134,503
Operating expenses	(21,046)	(54,357)	(20,946)	5,584	(90,765)
Other income (expense)	(30,267)	59,181	24	(28,466)	472
Income (loss) before taxes	37,569	22,193	8,241	(23,793)	44,210
Income tax (expense) benefit	(14,304)	(8,450)	(3,138)	9,059	(16,833)
Net income (loss)	$23,265	$13,743	$5,103	$(14,734)	$27,377

	December 31, 2004	December 31, 2003	December 31, 2002
Segment Assets:
Portfolio	$6,184,859	$4,833,785	$3,971,002
Servicing	212,124	139,843	127,529
Total segment assets	$6,396,983	$4,973,628	$4,098,531

Corporate assets	142,148	85,453	64,631
Total assets	$6,539,131	$5,059,081	$4,163,162

(22) Regulatory Requirements

The Company and its wholly-owned subsidiaries are subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates. The most stringent net worth requirement imposed upon the Company is imposed by Ginnie Mae in connection with the Company being an approved seller/servicer on behalf of Ginnie Mae. The table below summarizes the Ginnie Mae net worth requirements as of December 31, 2004 and 2003, respectively.

	2004	2003
	($ in thousands)
Ginnie Mae Net Worth Requirement	$275	$275
Adjusted Net Worth, as defined under contractual agreements with Ginnie Mae	$611,224	$304,531
Excess Net Worth	$610,949	$304,256

In the event the Company becomes in default of these minimum net worth requirements, Ginnie Mae maintains the contractual right to suspend or terminate the Company’s status as a servicer.
* * * * * *

Supplementary Data

Summary of Selected Quarterly Results (unaudited)
	Saxon Capital, Inc.
	2004				2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	($ in thousands, except per share amounts)
Net interest income	$56,980	$61,724	$63,006	$57,832	$54,237	$54,346	$52,584	$48,594
Provision for loan losses	(12,879)	(14,730)	(10,160)	(3,878)	(6,219)	(8,517)	(9,677)	(8,614)
Net interest income after provision for loan losses	44,101	46,994	52,846	53,954	48,018	45,829	42,907	39,980

Net income	$30,140	$38,285	$17,448	$19,692	$20,202	$16,619	$15,431	$12,884
Basic earnings per common share	$0.60	$1.21	$0.61	$0.69	$0.71	$0.58	$0.54	$0.46
Diluted earnings per common share	$0.60	$1.14	$0.56	$0.63	$0.66	$0.55	$0.51	$0.44

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.
3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (1)
4.1	Form of Common Stock Certificate (2)
4.2
Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

9	Voting Agreement by and between Saxon Capital Acquisition Corporation and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(3)
10.1*	Form of Saxon Capital, Inc. 2001 Stock Incentive Plan (3)
10.2*	Form of Amended and Restated Employment Agreement of Michael L. Sawyer, dated September 13, 2004(4)
10.3
Residual Assignment and Services Agreement, by and among Saxon Acquisition Corp., SCI Services, Inc., Saxon Mortgage, Inc., Meritech Mortgage Services, Inc., and Dominion Capital, Inc. dated June 7, 2001(3)

10.4	Registration Rights Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(3)
10.5	FBR Warrant Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(3)
10.6	Deed of Lease between Innslake, L.P. and Resource Mortgage Capital, Inc., dated September 15, 1994, as amended (3)
10.7	Lease Agreement by and between Reliance Insurance Company and Meritech Mortgage Services, Inc. dated August 15, 1996, as amended (3)
10.8*	Form of Saxon Capital, Inc. 2004 Employee Stock Purchase Plan, approved September 13, 2004(2)
10.9
Pooling and Servicing Agreement, dated as of September 1, 2001, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (5)

10.10
Pooling and Servicing Agreement, dated as of March 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (6)

10.11*	Form of Amended and Restated Employment Agreement of Bradley D. Adams, dated September 13, 2004(4)
10.12
Pooling and Servicing Agreement, dated as of July 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (7)

10.13
Pooling and Servicing Agreement, dated as of November 1, 2002, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (8)

10.14*	Form of Amended and Restated Employment Agreement of Robert B. Eastep, dated September 13, 2004(4)
10.15
Pooling and Servicing Agreement, dated as of March 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (9)

10.16
Pooling and Servicing Agreement, dated as of May 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (10)

10.17
Form of First Amendment to Stock Option Agreement entered into with each of Edward Harshfield, Richard Kraemer, Thomas Wageman, David D. Wesselink, each a Non-Employee Director, dated September 4, 2003. (11)

10.18
Pooling and Servicing Agreement, dated as of September 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (12)

10.19
Sale and Servicing Agreement, dated as of February 1, 2004, among Saxon Asset Securities Trust 2004-1, as issuer, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (13)

10.20
Sale and Servicing Agreement, dated as of July 1, 2004, among Saxon Asset Securities Trust 2004-2, as issuer, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (14)

10.21
Sale and Servicing Agreement, dated as of October 1, 2004, among Saxon Asset Securities Trust 2004-3, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (15)

10.22
Sale and Servicing Agreement, dated as of January 1, 2005, among Saxon Asset Securities Trust 2005-1, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (16)

10.23*	Form of Notice of Restricted Stock Unit Grant for Employees and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (17)
10.24*	Restricted Stock Unit Agreement of James V. Smith dated January 27, 2005. (17)
10.25*	Restricted Stock Unit Agreement of Jeffrey A. Haar dated January 27, 2005. (17)
10.26*	Form of Notice of Restricted Stock Unit Grant for Employees with Employment Agreement and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (17)
10.27*	Restricted Stock Unit Agreement of Michael L. Sawyer dated January 27, 2005. (17)
10.28*	Restricted Stock Unit Agreement of Robert B. Eastep dated January 27, 2005. (17)
10.29*	Restricted Stock Unit Agreement of Bradley D. Adams dated January 27, 2005. (17)
10.30*	Form of Notice of Restricted Stock Unit Grant for Non-Employee Directors and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (17)
10.31*	Restricted Stock Unit Agreement of Richard A. Kraemer dated January 27, 2005. (17)
10.32*	Restricted Stock Unit Agreement of David D. Wesselink dated January 27, 2005. (17)
10.33*	Restricted Stock Unit Agreement of Thomas J. Wageman dated January 27, 2005. (17)
10.34*	Form of Employment Agreement of David L. Dill, dated March 2, 2005.
10.35*	Form of Employment Agreement of James V. Smith, dated March 2, 2005.
10.36	Lease Agreement by and between Highwoods Realty Limited Partnership and SCI Services, Inc. dated May 10, 2004, as amended
21	List of subsidiaries of Saxon Capital, Inc. (18)
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

__________________
(1)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(2)	Incorporated herein by reference to Amendment No. 3 to our registration statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on June 18, 2004.

(3)
Incorporated by reference from Old Saxon’s Registration Statement on Form S-1 (No. 333-71052), as amended, declared effective by the Securities and Exchange Commission on January 15, 2002. Old Saxon is Saxon Capital, Inc., a Delaware corporation that is our predecessor.

(4)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004.

(5)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 27, 2001.

(6)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 14, 2002.

(7)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated July 10, 2002.

(8)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated November 8, 2002.

(9)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 6, 2003.

(10)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated May 29, 2003.

(11)
Incorporated by reference from Old Saxon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 10, 2003. Old Saxon is Saxon Capital, Inc., a Delaware corporation that is our predecessor.

(12)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 16, 2003.

(13)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated February 19, 2004.

(14)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated July 27, 2004.

(15)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated October 27, 2004.

(16)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated January 25, 2005.

(17)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2005.

(18)	Incorporated herein by reference to Amendment No. 2 to our registration statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on May 24, 2004.

*	Executive Compensation Plan or Agreement.