Form 10-Q
period 2005-03-31
SAXON CAPITAL INC
filed 2005-05-06
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

As of April 29, 2005 there were 49,884,038 shares of our common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except per share data)
(unaudited)
	March 31, 2005	December 31, 2004
Assets:
Cash	$16,674	$12,852
Accrued interest receivable	55,618	56,132
Trustee receivable	116,922	112,062

Mortgage loan portfolio	6,112,766	6,027,620
Allowance for loan loss	(33,580)	(37,310)
Net mortgage loan portfolio	6,079,186	5,990,310

Restricted cash	1,100	1,495
Servicing related advances	117,242	113,129
Mortgage servicing rights, net	110,100	98,995
Real estate owned	25,432	24,860
Derivative assets	27,738	11,801
Deferred tax asset	34,149	27,825
Other assets	78,988	89,670
Total assets	$6,663,149	$6,539,131
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$8,210	$8,045
Dividends payable	—	28,909
Warehouse financing	269,069	600,646
Securitization financing	5,690,070	5,258,344
Derivative liabilities	4,228	1,809
Other liabilities	17,680	22,449
Total liabilities	5,989,257	5,920,202
Commitments and contingencies - Note 9
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,884,038 and 49,849,386 as of March 31, 2005 and December 31, 2004, respectively	499	498
Additional paid-in capital	626,266	625,123
Accumulated other comprehensive income (loss), net of tax effect of $2,652 and $2,446	18,242	(3,842)
Net retained earnings (accumulated deficit):
Cumulative dividends declared	(114,641)	(114,641)
Retained earnings	143,526	111,791
Net retained earnings (accumulated deficit):	28,885	(2,850)

Total shareholders’ equity	673,892	618,929
Total liabilities and shareholders’ equity	$6,663,149	$6,539,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Interest income	$114,063	$90,999
Interest expense	(55,172)	(33,167)
Net interest income	58,891	57,832
Provision for mortgage loan losses	(5,699)	(3,878)
Net interest income after provision for mortgage loan losses	53,192	53,954
Servicing income, net of amortization and impairment	13,566	4,892
Gain on sale of mortgage assets	1,701	2,551
Total net revenues	68,459	61,397
Expenses:
Payroll and related expenses	21,751	16,415
General and administrative expenses	16,020	11,987
Depreciation	1,507	1,494
Other expense	1,411	1,143
Total operating expenses	40,689	31,039
Income before taxes	27,770	30,358
Income tax (benefit) expense	(3,965)	10,666
Net income	$31,735	$19,692
Earnings per common share:
Average common shares - basic	49,850	28,671
Average common shares - diluted	50,463	31,406
Basic earnings per common share	$0.64	$0.69
Diluted earnings per common share	$0.63	$0.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
($ in thousands)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained Earnings	Total
Balance as of January 1, 2005	49,849,386	$498	$625,123	$(3,842)	$(114,641)	$111,791	$618,929
Issuance of common stock	34,652	1	483	—	—	—	484
Compensation expense on restricted stock units	—	—	657	—	—	—	657
Stock option exercise tax benefit	—	—	3	—	—	—	3
Comprehensive income: Net income	—	—	—	—	—	31,735
Mortgage bonds:
Change in unrealized loss	—	—	—	(124)	—	—
Reclassification adjustment	—	—	—	138	—	—
Tax effect	—	—	—	(6)	—	—
Cash flow hedging instruments:
Change in unrealized gain	—	—	—	22,119	—	—
Reclassification adjustment	—	—	—	(255)	—	—
Tax effect	—	—	—	212	—	—
Total comprehensive income	—	—	—	22,084	—	31,735	53,819
Balance as of March 31, 2005	49,884,038	$499	$626,266	$18,242	$(114,641)	$143,526	$673,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income from operations	$31,735	$19,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,688	9,989
Deferred income taxes	(6,324)	1,254
Impairment of assets	1,090	3,715
Gain from sale of assets	(1,701)	(2,551)
Provision for loan losses	5,699	3,878
Recovery of provision for advanced interest losses	(536)	(60)
(Increase) decrease in servicing related advances	(4,113)	7,799
Decrease in accrued interest receivable	514	1,337
Increase in accrued interest payable	165	974
Increase in trustee receivable	(4,860)	(15,183)
Net change in other assets and other liabilities	5,562	22,109
Net cash provided by operating activities	45,919	52,953
Investing Activities:
Purchase and origination of mortgage loans	(814,261)	(795,543)
Principal payments received on mortgage loan portfolio	536,250	424,978
Proceeds from the sale of mortgage loans	165,957	111,665
Proceeds from the sale of real estate owned	12,114	14,057
Decrease (increase) in restricted cash	395	(469,043)
Principal payments received on mortgage bonds	—	3,584
Acquisition of mortgage servicing rights	(21,798)	(3,824)
Capital expenditures	(1,977)	(1,944)
Net cash used in investing activities	(123,320)	(716,070)
Financing Activities:
Proceeds from issuance of securitization financing	1,000,000	1,115,475
Bond issuance costs	(3,441)	(4,121)
Principal payments on securitization financing	(563,811)	(443,400)
Repayment of warehouse financing, net	(331,577)	(1,601)
Proceeds from (purchases of) derivative instruments	8,477	(2,013)
Proceeds received from issuance of stock	484	327
Payment of dividends	(28,909)	—
Net cash provided by financing activities	81,223	664,667
Net increase in cash	3,822	1,550
Cash at beginning of period	12,852	5,245
Cash at end of period	$16,674	$6,795
Supplemental Cash Flow Information:
Cash paid for interest	$(55,121)	$(39,587)
Cash received for taxes	$5,074	$725
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$19,784	$26,903

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.  The unaudited condensed consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Saxon Capital, Inc., a Delaware corporation (“Old Saxon”) was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.) (“New Saxon,” and together with Old Saxon, referred to herein as “Saxon” or the “Company”) (NYSE: SAX), was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT.

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

       (c) Stock Based Compensation

The Company has elected to follow the intrinsic value method in accounting for its stock based compensation issued to employees and non-employee directors. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying stock on the grant date. The Company recognizes compensation expense for restricted stock units issued over the vesting period for an amount equal to the fair value of the restricted stock units at grant date.

(d) Reclassifications

Certain amounts for 2004 have been reclassified to conform to presentations adopted in 2005.

(e) Recently Issued Accounting Standards

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company acquires loans through its correspondent channel and through the exercise of clean-up call options. Because the Company acquires newly originated loans within its correspondent channel which do not show evidence of having deteriorated in terms of credit quality, the adoption of SOP 03-3 did not have a material effect on the Company's financial condition, results of operations, or liquidity within respect to these loans. For loans acquired through the exercise of clean-up call options, there was no impact as a result of the adoption of SOP 03-3 as no clean-up calls were exercised during the first quarter of 2005.

At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. An impairment exists when the carrying amount of an asset exceeds its fair value and is determined to be other-than-temporary. In September 2004, the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay does not suspend the requirements to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements were effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-1 did not have a material effect on the Company's financial condition or results of operation, as the Company does not currently have securities subject to this guidance.

(2) Subsequent Events

During April 2005, the Company purchased $1.7 billion in third party servicing rights for approximately $11.6 million.

On April 19, 2005, the Company declared a quarterly dividend of $0.55 per share of common stock payable on May 11, 2005 to shareholders of record as of the close of business on April 29, 2005.

On April 29, 2005, the Company’s $300 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC was amended, extending the termination date of the facility to April 28, 2006.

In an effort to improve productivity levels and increase efficiency in its retail operations, the Company has implemented strategic initiatives, resulting in closing and/or selling several of its retail branch operations in various locations. These activities have taken place during and subsequent to the first quarter of 2005. For more information on retail branch closings during the first quarter of 2005, please read Note (11) to the unaudited condensed financial statements included herein.

Subsequent to the first quarter of 2005, the Company closed operations in its Denver, Colorado retail branch as of April 27, 2005. The Company expects to incur $0.1 million of expense during the second quarter of 2005 in connection with this branch closing.

The Company also closed its operations in the Pittsburgh, Pennsylvania and New Orleans, Louisiana retail branches, and reduced its staff and ceased loan origination activities in its Las Vegas, Nevada retail branch as of May 4, 2005. The Company expects to incur no more than $0.4 million of expense during the second quarter of 2005 in connection with these branch closings.

The Company also announced on May 4, 2005 that its subsidiary, America’s MoneyLine, has entered into an agreement to divest a portion of its retail branches to Bravo Credit Corporation, a wholly owned subsidiary of ECC Capital, Inc. Under this agreement, which is conditioned upon customary closing conditions, Bravo Credit Corporation will acquire five branches located in Connecticut, Maryland, North Carolina, New Jersey, and Texas, and offer employment to all America’s MoneyLine employees at the five retail branches as well as the Tampa, Florida retail branch. Because Bravo Credit Corporation will assume all lease and associated costs of the five divested branches, the Company does not expect to incur any material contract termination or other associated costs with respect to its divestiture of these branches. Because of the offer of employment to all employees at the five divested America’s MoneyLine branches as well as the Tampa, Florida branch, the Company also does not expect to incur any material severance costs with respect to these six branches.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic:
Net income	$31,735	$19,692
Weighted average common shares outstanding	49,850	28,671
Earnings per share	$0.64	$0.69

Diluted:
Net income	$31,735	$19,692
Weighted average common shares outstanding	49,850	28,671
Dilutive effect of stock options, warrants and restricted stock units	613	2,735
Weighted average common shares outstanding - diluted	50,463	31,406
Earnings per share	$0.63	$0.63

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 were comprised of the following:

	March 31, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,570,468	$5,123,071
Unsecuritized mortgage loans - principal balance	419,010	782,716
Premiums, net of discounts	78,895	75,562
Hedge basis adjustments	28,895	30,245
Deferred origination costs, net of deferred fees	11,060	11,288
Fair value adjustments	4,438	4,738
Total	$6,112,766	$6,027,620

From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$98,786	$69,274
Conforming first lien mortgages (1)	19,487	—
Second lien mortgages	43,406	15,696
Delinquent mortgage loans (2)	—	24,465
Total mortgage loans sold	161,679	109,435
Basis adjustments	2,577	(290)
Cash received	165,957	111,665
Gain on sale of mortgage loans (2)(3)	$1,701	$2,520
___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of mortgage assets of $2.6 million on the condensed consolidated statements of operations for the three months ended March 31, 2004 includes the gain recognized on sale of other assets.

(5) Allowance for Loan Loss

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan loss for the mortgage loan portfolio for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Beginning balance	$37,310	$43,369
Provision for loan losses (1)	5,163	3,818
Charge-offs	(8,893)	(13,350)
Ending balance	$33,580	$33,837
    ________________
(1)
Includes $(536) thousand and $(60) thousand for the three months ended March 31, 2005 and 2004, respectively, related to the recovery of the allowance for advanced interest paid to securitization trusts. This amount is included as a component of interest income in the condensed consolidated statements of operations.

(6) Mortgage Servicing Rights

As of March 31, 2005, the fair value of the mortgage servicing rights in total was $166.7 million, compared to $155.1 million as of December 31, 2004. The following table summarizes activity in mortgage servicing rights for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Balance, beginning of period	$98,995	$41,255
Purchased	21,798	3,824
Amortization	(9,188)	(3,255)
Valuation allowance	(1,505)	(2,782)
Balance, end of period	$110,100	$39,042

    The Company recognized a permanent impairment during the first quarter of 2005 due to significant prepayment experience in certain underlying loans. The following table summarizes the activity of our valuation allowance:

	For the Three Months Ended March 31,
	2005	2004
	($ in thousands)
Balance, beginning of period	$(7,624)	$(687)
Valuation allowance	(1,505)	(2,782)
Permanent impairment	1,184	—
Balance, end of period	$(7,945)	(3,469)

As of March 31, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
April 2005 through December 2005	$30,828
2006	29,447
2007	19,131
2008	12,754
2009	8,525
Thereafter	17,360
Total	$118,045

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$187,405	$282,092
Repurchase agreements - loans (1)	80,646	317,500
Repurchase agreements - mortgage bonds (1) (2)	1,018	1,054
Securitization financing - servicing advances	126,668	117,988
Securitization financing - loans and real estate owned	5,556,325	5,125,572
Securitization financing - net interest margin	7,077	14,784
Total	$5,959,139	$5,858,990
___________________
(1)	Repurchase agreements are included as part of warehouse financing on the condensed consolidated balance sheet.
(2)	Amount outstanding was borrowed against an uncommitted facility.

The following table summarizes our contractual obligations with respect to these facilities as of March 31, 2005:

As of March 31, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$187,405	$187,405	$—	$—	$—
Repurchase agreements - loans (1)	80,646	52,743	27,903	—	—
Repurchase agreements - mortgage bonds (1)	1,018	—	1,018	—	—
Securitization financing - servicing advances (2)	126,668	44,564	49,471	11,530	21,103
Securitization financing - loans and real estate owned (3)	5,556,325	1,965,752	2,159,559	505,593	925,421
Securitization financing - net interest margin (3)	7,077	7,077	—	—	—
Total contractual cash obligations	$5,959,139	$2,257,541	$2,237,951	$517,123	$946,524

________________
(1)	Repurchase agreements are included as part of warehouse financing on the condensed consolidated balance sheet.

(2)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(3)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Interest Expense
Warehouse financing	$1,166	$283
Repurchase agreements	1,749	1,510
Securitization financing	51,262	30,085
Note payable	—	497
Other	995	792
Total	$55,172	$33,167

Weighted Average Cost of Funds
Warehouse financing	2.65%	1.56%
Repurchase agreements	3.20%	1.78%
Securitization financing	3.57%	2.65%
Note payable	—	8.00%
Total	3.60%	2.66%

During the three months ended March 31, 2005, the Company completed one securitization of mortgage loans, totaling $1.0 billion in principal balances and $12.3 million in unamortized basis adjustments.

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of March 31, 2005, the Company was in compliance with all covenants under the respective borrowing agreements.

 (8) Derivatives

The Company accounts for the majority of its existing derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. As of

March 31, 2005 and December 31, 2004, the fair value of the Company’s derivatives totaled $23.5 million and $10.0 million, respectively. As of March 31, 2005 and December 31, 2004, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $16.1 million with a tax benefit of $2.5 million and $(5.8) million with a tax benefit of $2.3 million, respectively. Accumulated other comprehensive income (loss) related to cash flow hedging is accreted (amortized) into earnings through interest expense as the hedged item affects earnings. The effect of accretion of the accumulated other comprehensive income on earnings for the next twelve months is expected to be $5.5 million of reduction in interest expense, depending on future repayment of debt. The maximum term over which the Company is hedging its exposure for forecasted transactions is 54 months. Hedge ineffectiveness resulted in $126.2 thousand of expense and $36.7 thousand of expense for the three months ended March 31, 2005 and 2004, respectively. These ineffective portions are included as part of other expense on the condensed consolidated statements of operations. In addition, as of March 31, 2005, the Company had twelve derivative contracts in the amount of $0.3 million that did not qualify for hedge treatment. These contracts were no longer deemed necessary to hedge our forecasted variable rate debt. The aggregate change in fair value of these contracts had no impact on the statement of operations.

As of March 31, 2005 and December 31, 2004, the Company had $28.9 million and $30.2 million, respectively, of basis adjustments on mortgage loans related to previous fair value hedging activity. These basis adjustments are amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

(9) Commitments and Contingencies

Mortgage Loans

As of March 31, 2005 and December 31, 2004, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $243.4 million and $240.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In connection with the approximately $540.7 million of mortgage loans securitized in off-balance sheet transactions from May 1996 to July 5, 2001 which are still outstanding as of March 31, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of March 31, 2005 those subsidiaries neither had nor expect to incur any material obligation to remove any such loans, or to provide any such indemnification.

Mortgage Servicing Rights

The Company anticipates purchasing third party servicing rights for an additional $6.2 billion of mortgage loans during the remainder of 2005, of which $1.7 billion have been purchased during April 2005 for approximately $11.6 million.

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

Josephine Coleman v. America’s MoneyLine, Inc. is a matter previously described in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In January 2005, the parties entered into a settlement agreement pursuant to which America’s MoneyLine agreed to pay an immaterial amount comprised of a payment to Ms. Coleman and an agreed-upon amount of her attorneys’ fees in exchange for dismissal of the suit. The Court entered an order dismissing the suit with prejudice as to Ms. Coleman on January 21, 2005.

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. is a matter previously described in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no material developments in this legal proceeding during the quarter ended March 31, 2005.

The Company is subject to other legal proceedings arising in the normal course of business. In the opinion of management, the resolution of these other proceedings is not epected to have a material adverse effect on the Company’s financial position or results of operations.

(10) Stock Based Compensation

All options granted were expensed as a result of the Company’s conversion to a REIT in the third quarter of 2004. The Company has not granted any additional options in 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to options granted to employees using the Black-Scholes option pricing model.

	Three Months Ended March 31,
	2005	2004
	($ in thousands, except per share data)
Net income, as reported	$31,735	$19,692
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(638)
Pro forma net income	$31,735	$19,054
Earnings per share:
Basic - as reported	$0.64	$0.69
Basic - pro forma	$0.64	$0.67
Diluted - as reported	$0.63	$0.63
Diluted - pro forma	$0.63	$0.61

On January 27, 2005, the Company granted 789,500 restricted stock units to some of the Company’s employees, including each executive officer. The restricted stock units will vest on the fifth anniversary of the date of grant. In addition, on January 27, 2005, the Company granted 20,000 restricted stock units to each of the Company’s three non-employee directors, and on March 23, 2005, the Company granted 20,000 restricted stock units to its newly appointed non-employee director. The restricted stock units related to the non-employee directors will vest in four equal annual installments on each of the four anniversaries of the date of grant. The grantees of the restricted stock units will be entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares. The Company incurred $0.7 million of expense related to amortization of these restricted stock units during the first quarter of 2005.

(11) Retail Branches

During the first quarter of 2005, the Company closed operations in the Indianapolis, Indiana; Omaha, Nebraska; Buffalo, New York; and Walnut Creek, California retail branches. The closing of these retail branches is expected to reduce the Company’s fixed cost structure of its branch network. During the first quarter of 2005, the Company recognized $0.1 million, $0.1 million, and $0.1 million for termination benefits, contract termination costs, and other associated costs, respectively. These costs are included in the condensed consolidated statements of operations under payroll and related expenses for termination benefits, and under general and administrative expenses for contract termination and other associated costs, and are included in the Company’s mortgage loan production segment. The Company does not expect to recognize a material amount of expense relating to contract termination costs and other associated costs for these branch closings in the future and therefore, no liability for such contract termination costs was recorded as of March 31, 2005. Please refer to Note (2) Subsequent Events for information on additional branch closings and divestitures during April and May of 2005.

(12) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the three months ended March 31, 2004 has been restated to reflect a change in the composition of its reportable segments.

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

	Three Months Ended March 31, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$112,458	$5,943	$872	$(5,210)	$114,063
Interest expense	(56,186)	(3,242)	(369)	4,625	(55,172)
Net interest income	56,272	2,701	503	(585)	58,891
Provision for mortgage loan losses	(5,046)	(653)	—	—	(5,699)
Net interest income after provision for mortgage loan losses	51,226	2,048	503	(585)	53,192
Servicing income, net of amortization and impairment	—	—	18,775	(5,209)	13,566
Gain (loss) on sale of mortgage assets	—	17,428	(3,242)	(12,485)	1,701
Total net revenues	51,226	19,476	16,036	(18,279)	68,459
Operating expenses	6,116	23,518	11,576	(1,932)	39,278
Other expense	912	379	120	—	1,411
Income (loss) before taxes	44,198	(4,421)	4,340	(16,347)	27,770
Income tax (benefit) expense	(6,311)	631	(619)	2,334	(3,965)
Net income (loss)	$50,509	$(5,052)	$4,959	$(18,681)	$31,735

	Three Months Ended March 31, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$77,881	$9,185	$1,325	$2,608	$90,999
Interest expense	(31,476)	(3,259)	(896)	2,464	(33,167)
Net interest income	46,405	5,926	429	5,072	57,832
Provision for mortgage loan losses	(5,310)	1,432	—	—	(3,878)
Net interest income after provision for mortgage loan losses	41,095	7,358	429	5,072	53,954
Servicing income, net of amortization and impairment	—	—	9,518	(4,626)	4,892
Gain on sale of mortgage assets	—	10,595	31	(8,075)	2,551
Total net revenues	41,095	17,953	9,978	(7,629)	61,397
Operating expenses	(1,924)	21,085	7,391	3,344	29,896
Other expense	267	557	319	—	1,143
Income (loss) before taxes	42,752	(3,689)	2,268	(10,973)	30,358
Income tax expense (benefit)	15,020	(1,295)	796	(3,855)	10,666
Net income (loss)	$27,732	$(2,394)	$1,472	$(7,118)	$19,692

	March 31, 2005	December 31, 2004
Segment Assets:
Portfolio	$6,278,258	$6,184,859
Servicing	227,342	212,124
Total segment assets	$6,505,600	$6,396,983

Corporate assets	157,549	142,148
Total assets	$6,663,149	$6,539,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors that might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:

•	changes in overall economic conditions or unanticipated changes in interest rates;

•	our ability to successfully implement our growth strategy;

•	greater than expected declines in consumer demand for residential mortgage loans, particularly non-conforming loans.

•	our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;

•	continued availability of financing facilities and access to the securitization markets or other funding sources;

•	deterioration in the credit quality of our loan portfolio and the loan portfolios of others serviced by us;

•	lack of access to the capital markets for additional funding;

•	challenges in successfully expanding our servicing platform and technological capabilities;

•	changes to the rating of our servicing operation;

•	difficulty in satisfying complex rules in order for us to maintain qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	the ability of certain of our subsidiaries to qualify as qualified REIT subsidiaries for federal income tax purposes;

•	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

•	changes in federal income tax laws and regulations applicable to REITs;

•	increased servicing termination trigger events;

•	future litigation developments or regulatory or enforcement actions; and

•	increased competitive conditions or changes in the legal and regulatory environment in our industry.

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

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, retail, and correspondent channels, which we refer to collectively as our “mortgage loan production segment”. We earn most of our revenues from the interest income from those mortgages through our portfolio segment and from servicing loans for other companies through our servicing segment. To a much lesser extent, we also earn revenues through whole loan sales of some of our mortgage loans. We pay interest to finance our mortgage loan portfolio and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans. When our qualified REIT subsidiaries securitize our mortgage loans, they structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet.

In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we originate, but also result in growth in our mortgage loan portfolio. Decreases also lead to increases in loan prepayments, which result in increases in prepayment penalty income, but decrease servicing income. In addition, decreases in interest rates reduce our cost to borrow, but generally lead to increases in our borrowings because loan originations tend to rise during periods of decreased interest rates.

Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we originate. Increases in interest rates also lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow but generally lead to decreases in our borrowings because loan originations tend to decline during periods of increased interest rates.

In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches we operate, the number of sales representatives we employ, the volume of third party servicing we acquire, the costs to comply with governmental regulations, and the costs of being a public company. As our loan production increases and our loan portfolio grows, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches or new production centers, which would result in increased office rent, equipment rent and insurance costs. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses.

For the three months ended March 31, 2005 and 2004 we originated, purchased, or called approximately $805.2 million and $778.7 million, respectively, and securitized approximately $1.0 billion and $647.7 million of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital, Inc. retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases, the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party. We did not exercise any clean-up call options during the first quarter of 2005.

We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to March 31, 2005, we securitized approximately $20.0 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our condensed consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Mortgage Bankers Association of America website as of April 14, 2005, lenders in the United States originated $2.7 trillion in single-family mortgage loans in 2004. Approximately 44% of the loan originations in 2004 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates. As of April 14, 2005, lenders in the United States are expected to originate approximately $2.5 trillion in single-family mortgage loans in 2005. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates. Thus, we do not expect the same level of decline in the non-conforming market. We experienced an increase of $162.8 million, or 25%, in our production volume to $805.2 million for the first quarter of 2005 compared to $642.4 million for the first quarter of 2004, excluding called loans.

The non-conforming, residential mortgage industry has undergone rapid consolidation in recent years. Today the industry is dominated by a small number of large companies. According to the B & C Lending Survey, the top three mortgage lenders controlled a combined 31% of the mortgage origination market as of December 31, 2004, up from 27% as of December 31, 2003, and up from 15% as of December 31, 1997. We expect this consolidation trend to continue in the future, as market forces drive out weaker competitors. To compete effectively, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost.

The non-conforming, residential mortgage industry is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and our business is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Changes to laws, regulations or regulatory policies can have a significant adverse effect on our operations and profitability. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for non-prime borrowers. This could result in a reduction of otherwise legitimate non-prime lending opportunities and is likely to increase our legal and compliance costs.

Over the last several years, the housing price index has increased faster than the consumer price index and growth in personal income. We expect that this trend may slow in the coming years. Over the long term, however, we anticipate that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income. Rising housing values point to healthy demand for purchase-money mortgage financing, increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as borrowers look to realize the additional equity in their homes. If housing prices should fall significantly, our future results of operations would be adversely affected.

Description of Other Data

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

Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2004 Form 10-K.

2005 Outlook

Revenue Growth and Increased Expenses

In the first quarter of 2005, we experienced an increase in short-term borrowing interest rates and a marked increase in competitive pricing pressures, and we anticipate this trend to continue throughout the year. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit quality characteristics of our mortgage loan production for 2005 may be slightly lower in credit grade than we experienced in 2004. As a result, we expect to earn higher interest rates on the loans we originate in 2005 than the interest rates earned on loans we originated in 2004. However, we may also experience more delinquencies and defaults, the risk of which is typically greater with lower credit grade loans over time.

In 2005, compared to 2004 and 2003, we expect our taxable REIT subsidiaries to continue to increase the percentage of their contribution to our consolidated income, while the growth of our portfolio slows as we sell lower-margin loans in whole loan sales rather than retaining them in our portfolio. During the first quarter of 2005, we sold approximately 12% of our first quarter mortgage loan production in whole loan sales, and depending on market conditions, we may continue making whole loan sales throughout the remainder of 2005. We also anticipate that the REIT will fund more of its mortgage loans in its own name, which we expect will be more efficient than acquiring these loans from our taxable REIT subsidiaries. We began closing loans in certain states in our retail unit in the REIT’s name on April 1, 2005 and expect to begin achieving those efficiencies in the second quarter of 2005.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	accounting for net interest income;

•	allowance for loan loss;

•	mortgage servicing rights;

•	accounting for hedging activities;

•	deferral of direct loan origination costs; and

•	accounting for income taxes.

Accounting for Net Interest Income

Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms required by each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay at an actual speed that differs from the projections used in our estimates, GAAP requires us to adjust the remaining capitalized yield adjustments accordingly.

Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. As of March 31, 2005, approximately 76% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these adjustable rate loans reach their initial adjustments during 2005 and 2006 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 34 percent over twelve months. Actual prepayment penalty income is recorded based on when the cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging. These yield adjustments are amortized against interest expense over the life of the debt using the interest method adjusted for the effects of estimated payments on the debt.

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

Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to real estate owned (REO) status. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

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

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs. On a quarterly basis, we perform an impairment analysis, considering estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool to assess whether the impairment is temporary or permanent. If we conclude that the impairment is permanent, we reclassify the impairment from temporary to permanent beginning the first day of the following quarter.

Accounting for Hedging Activities

We incorporate the use of derivative instruments to manage certain risks. We have qualified certain derivative instruments to be accounted for as cash flow hedges. A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, we designate the derivative as a hedge of a forecasted transaction or as a hedge of the variability of cash flows to be paid related to a recognized liability. Our forecasted transaction is an asset-backed securitization, an essential element in our business model. Historically, we have completed an asset-backed securitization approximately three to four times a year. The asset-backed market utilizes the swap curve as base interest rates when pricing the type of debt securities we issue. As a result, we utilize swaps or instruments that emulate swaps to minimize the interest rate risk over the life of the mortgage financing cycle.

To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected and have demonstrated to be highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. We consider the swap rate and Eurodollar prices used in our assessment and measurement of effectiveness to be the most appropriate data points to use given the characteristics of the derivative and hedged item. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our bonds issued in a securitization transaction is also based on one-month LIBOR. Since our swaps and bond payments are based upon the same index on the same reset day, the change in the cash flows of the swaps are assumed by us to equal the change in cash flows of the hedged item. Likewise, when we use options as a hedge, such as caps and floors, the change in the cash flows of the options are assumed to equal the change in cash flows of the hedged item because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, the correlation calculation is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated by performing a regression analysis on a quarterly basis. Quarterly data points are selected and used in the regression analysis to determine a correlation percentage. The difference between a 100% correlation result (slope) and our actual correlation percentage is used to calculate the ineffective portion related to the Eurodollar futures, which is recorded primarily as expense in the Statement of Operations.

If we had been unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would have been reflected in current period earnings, but the impact from the change in anticipated cash flows of the related liability would not have, which would have created an earnings mismatch. During the first quarter of 2005, certain of our derivative instruments were deemed no longer necessary to hedge our forecasted variable rate debt. The aggregate change in fair value of these contracts had no impact on the statement of operations.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting estimate with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three months ended March 31, 2005 as defined by GAAP. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of March 31, 2005, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

We have sought to comply with the REIT provisions of the Internal Revenue Code for the three months ended March 31, 2005 and intend to continue to do so. Accordingly, we expect to not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stock ownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information on our critical accounting policies, refer to our 2004 Form 10-K.

Consolidated Results

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Overview. Net income increased $12.0 million, or 61%, to $31.7 million for the three months ended March 31, 2005 from $19.7 million for the three months ended March 31, 2004.

The increase was primarily the result of an increase in interest income, an increase in our servicing income, and the impact of our REIT status on our income taxes. This increase was partially offset by increases in interest expense, provision for mortgage loan losses, and total operating expenses. Overall, our net income was positively impacted by the growth in our mortgage loan and servicing portfolios and was negatively affected by an increase in one-month LIBOR rates, which significantly increased our borrowing costs. To the extent interest rates continue to rise in 2005, we would expect an increase in the interest rates we charge on the mortgage loans we originate, decreases in our loan prepayments, increases in our servicing income, and further increases in our borrowing costs. In addition, because of our intent to focus to some extent on higher interest rate, lower credit grade products, the credit quality characteristics of our mortgage loan production may be slightly lower than we experienced in 2004. As a result, we expect to charge higher interest rates on the loans we originate in the remainder of 2005 than the interest rates earned on loans we originated in 2004. However, we may also experience more delinquencies and defaults over time, the risk typically associated with lower credit grade loans.

Revenues

Total Net Revenues. Total net revenues increased $7.1 million, or 12%, to $68.5 million for the three months ended March 31, 2005 from $61.4 million for the three months ended March 31, 2004. The increase in total net revenues was due primarily to an increase in our servicing income, net of amortization and impairment, which grew 178% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of our third party servicing acquisitions throughout 2004 and the first quarter of 2005.

Interest Income. Interest income increased $23.1 million, or 25%, to $114.1 million for the three months ended March 31, 2005, from $91.0 million for the three months ended March 31, 2004. The increase in interest income was due primarily to growth in our mortgage loan portfolio. This increase was partially offset by (1) the impact of lower weighted-average coupon rates (WAC) on our mortgage loans; (2) a decrease in the amortization of our yield adjustments; (3) a decrease in the amortization of fair value hedges; and (4) a decrease in prepayment penalty income. The WAC on our production for the first quarter of 2005, which represents 13% of our owned portfolio, was negatively impacted by the intense pricing competition currently existing in the marketplace. This competition has resulted in lower WAC on our mortgage loans compared to the first quarter of 2004 despite the rising interest rate environment experienced in the first quarter of 2005. The components of these decreases are discussed in more detail below.

Rate/Volume Table For the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

As shown in the table below, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, our interest income increased $23.2 million due to an increase in the size of our mortgage loan portfolio, and increased $1.1 million due to a decrease in the amortization of our yield adjustments on our mortgage loan portfolio.

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$421	$22,623	$23,044
Warehouse loans	537	477	1,014
Mortgage bonds	93	53	146
Other	—	6	6
Total	$1,051	$23,159	$24,210
Prepayment penalty income	—	—	(1,146)
			$23,064

Interest Income Yield Analysis For the Three Months Ended March 31, 2005 and 2004

The following table presents the average yield on our interest-earning assets for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,025,904	$113,250	7.52%	$4,726,335	$95,647	8.09%
Less amortization of yield adjustments (1)	—	(4,600)	(0.31)%	—	(7,000)	(0.59)%
Less amortization of fair value hedges	—	(1,350)	(0.09)%	—	(5,557)	(0.47)%
	$6,025,904	$107,300	7.12%	$4,726,335	$83,090	7.03%
Add prepayment penalty income	—	6,763	0.45%	—	7,909	0.67%
Total interest-earning assets	$6,025,904	$114,063	7.57%	$4,726,335	$90,999	7.70%
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in gross interest income is consistent with the growth of our mortgage loan portfolio. Our mortgage loan portfolio increased $1.2 billion, or 24%, to $6.1 billion as of March 31, 2005 from $4.9 billion as of March 31, 2004. However, this growth was offset partially by the 57 basis point decrease in gross WAC rate due to intense pricing competition, the liquidation of higher WAC loans, and the increase in the credit quality of our mortgage loan portfolio. Our anticipation of our change in tax status to a REIT enabled us to lower our pricing in early 2004, which we believe enabled us to remain competitive in the face of intense pricing competition in our industry. The weighted-average credit score on our portfolio increased to 616 as of March 31, 2005, from 611 as of March 31, 2004. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows. We also expect that our interest income may increase in 2005 if interest rates rise and if we originate or purchase lower credit grade loans that typically yield higher interest.

Amortization expense of yield adjustments decreased $2.4 million, or 34%, to $4.6 million for the three months ended March 31, 2005 from $7.0 million for the three months ended March 31, 2004. This decrease was predominantly caused by a decrease of 57 basis points in our premiums paid on loans compared to the first quarter of 2003. This decrease in premiums was mainly due to recent increases in the credit quality of our borrowers as borrowers with higher credit scores tend to obtain loans at a lower premium than do borrowers with lower credit scores. To the extent we experience rising interest rates in the future and focus more on lower credit quality loan production, we anticipate that our amortization of premiums may increase. However, a rising interest rate environment may also result in a decline in prepayment speeds, thus offsetting an increase in amortization of premiums paid.

The amortization expense of fair value hedges decreased $4.2 million, or 75%, to $1.4 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. The balance of our fair value hedges as of March 31, 2004 was $40.5 million compared to our existing balance of $28.9 million as of March 31, 2005. Amortization of fair value hedges should continue to decline in future years as we now use cash flow hedging for all hedging transactions that qualify for hedge accounting.

Prepayment penalty income decreased $1.1 million, or 14%, to $6.8 million for the three months ended March 31, 2005 from $7.9 million for the three months ended March 31, 2004. We expect that prepayment penalty income may continue to decrease in 2005 as borrowers continue to be less attracted to refinancing as interest rates begin to rise. However, we also expect to generate higher interest income on the loans we originate during a rising interest rate environment to offset this decline. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments also could reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our WAC on our securitizations has decreased since 2001 due to our origination of higher credit grade mortgage loans from 2001 through the first quarter of 2005. We expect our average credit scores may decline slightly as we continue to focus on originating lower credit grade mortgage loans and if interest rates continue to rise. If this occurs, we expect the WAC on our loans to rise.

The following tables set forth information about our securitized mortgage loan portfolio as of March 31, 2005 and December 31, 2004.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Portfolio	Percentage of Original Remaining	Remaining WAC Fixed	Remaining WAC Arm
		($ in thousands)
March 31, 2005
SAST 2001-2	8/2/2001	$650,410	$128,689	2%	20%	9.37%	9.99%
SAST 2001-3	10/11/2001	$699,999	$125,944	2%	18%	9.96%	9.69%
SAST 2002-1	3/14/2002	$899,995	$217,054	4%	24%	8.87%	9.10%
SAST 2002-2	7/10/2002	$605,000	$172,700	3%	29%	8.86%	9.15%
SAST 2002-3	11/8/2002	$999,999	$313,429	6%	31%	8.35%	8.42%
SAST 2003-1	3/6/2003	$749,996	$294,144	5%	39%	7.43%	8.29%
SAST 2003-2	5/29/2003	$599,989	$289,045	5%	48%	7.29%	7.46%
SAST 2003-3	9/16/2003	$1,000,000	$561,951	10%	56%	7.21%	7.51%
SAST 2004-1	2/19/2004	$1,099,999	$754,456	13%	69%	7.84%	7.38%
SAST 2004-2	7/27/2004	$1,199,994	$1,033,959	18%	86%	7.00%	6.72%
SAST 2004-3	10/27/2004	$899,956	$835,311	15%	93%	7.84%	7.09%
SAST 2005-1	1/25/2005	$999,972	$982,127	17%	98%	7.40%	6.83%
Total		$10,405,309	$5,708,809

December 31, 2004
SAST 2001-2	8/2/2001	$650,410	$144,211	3%	22%	9.36%	9.83%
SAST 2001-3	10/11/2001	$699,999	$143,788	3%	21%	10.01%	9.60%
SAST 2002-1	3/14/2002	$899,995	$253,942	5%	28%	8.88%	8.99%
SAST 2002-2	7/10/2002	$605,000	$196,468	4%	32%	8.87%	9.16%
SAST 2002-3	11/8/2002	$999,999	$363,438	7%	36%	8.35%	8.31%
SAST 2003-1	3/6/2003	$749,996	$352,543	7%	47%	7.45%	8.08%
SAST 2003-2	5/29/2003	$599,989	$323,092	6%	54%	7.30%	7.41%
SAST 2003-3	9/16/2003	$1,000,000	$630,271	12%	63%	7.23%	7.51%
SAST 2004-1	2/19/2004	$1,099,999	$851,286	16%	77%	7.85%	7.40%
SAST 2004-2	7/27/2004	$1,199,994	$1,113,932	21%	93%	7.02%	6.74%
SAST 2004-3	10/27/2004	$899,956	$885,484	17%	98%	7.51%	6.99%
Total		$9,405,337	$5,258,455

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

We experienced slower prepayments of our mortgage loans during the first quarter of 2005 compared to first quarter of 2004. This was primarily due to refinancing activity slowing down as we experienced a rising interest rate environment in the first quarter of 2005. We expect our prepayment speeds to continue to slow down in future periods if market interest rates continue to increase, which would positively impact interest income.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
March 31, 2005
SAST 2001-2	8/2/2001	46.71%	37.50%	52.40%	30.92%	42.86%
SAST 2001-3	10/11/2001	24.49%	39.08%	49.48%	35.46%	42.96%
SAST 2002-1	3/14/2002	44.47%	34.05%	50.33%	31.58%	42.32%
SAST 2002-2	7/10/2002	58.36%	34.49%	49.68%	32.26%	40.63%
SAST 2002-3	11/8/2002	46.80%	36.02%	53.40%	30.84%	42.10%
SAST 2003-1	3/6/2003	57.00%	34.95%	57.02%	27.16%	44.62%
SAST 2003-2	5/29/2003	71.82%	33.55%	47.24%	25.91%	37.73%
SAST 2003-3	9/16/2003	58.80%	28.83%	45.19%	21.43%	36.41%
SAST 2004-1	2/19/2004	49.60%	24.05%	37.31%	20.60%	33.72%
SAST 2004-2	7/27/2004	56.92%	—	—	15.26%	26.06%
SAST 2004-3	10/27/2004	48.91%	—	—	6.35%	20.48%
SAST 2005-1	1/25/2005	55.93%	—	—	7.42%	24.76%

December 31, 2004
SAST 2001-2	8/2/2001	46.19%	36.11%	52.36%	30.75%	42.96%
SAST 2001-3	10/11/2001	23.07%	41.45%	50.46%	35.79%	42.73%
SAST 2002-1	3/14/2002	64.85%	34.12%	49.03%	31.29%	40.97%
SAST 2002-2	7/10/2002	57.27%	36.03%	47.77%	32.90%	39.90%
SAST 2002-3	11/8/2002	53.38%	38.17%	51.72%	30.56%	41.09%
SAST 2003-1	3/6/2003	69.48%	34.98%	49.58%	26.83%	40.17%
SAST 2003-2	5/29/2003	71.64%	31.87%	44.93%	25.88%	37.15%
SAST 2003-3	9/16/2003	58.69%	24.44%	41.52%	20.23%	35.48%
SAST 2004-1	2/19/2004	50.32%	—	—	18.89%	30.77%
SAST 2004-2	7/27/2004	56.27%	—	—	12.37%	22.62%
SAST 2004-3	10/27/2004	51.66%	—	—	1.77%	21.59%

Interest Expense. Interest expense increased $22.0 million, or 66%, to $55.2 million for the three months ended March 31, 2005 from $33.2 million for the three months ended March 31, 2004. The table below presents the total change in interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt related to an increase in our loan production. Our interest expense increased $13.0 million as a result of higher interest rates on our interest bearing liabilities and increased $9.0 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$12,048	$9,129	$21,177
Warehouse financing:
Lines of credit	321	851	1,172
Repurchase agreements	925	(686)	239
Other	(249)	(334)	(583)
Total	$13,045	$8,960	$22,005

Interest Expense Yield Analysis For the Three Months Ended March 31, 2005 and 2004

As seen in the table below, our increase in interest expense was due primarily to the increase in the average yield on interest-bearing liabilities of 94 basis points. One-month LIBOR rates increased approximately 180 basis points from March 31, 2004 to March 31, 2005.  Our average balance of borrowings increased $1.1 billion, or 22%, to $6.1 billion for the three months ended March 31, 2005 from $5.0 billion for the three months ended March 31, 2004, as a result of the growth in our mortgage loan portfolio. Our amortization of yield adjustments increased $7.6 million, or 101%, to $0.1 million net amortization for the three months ended March 31, 2005 from $(7.5) million net accretion for the three months ended March 31, 2004.  Specifically, our amortization of bond issuance costs increased $0.8 million due to the issuance of new securitization debt in January 2005. In addition, the accretion of bond premium on our interest only bonds decreased $6.9 million due to the repayment of such bonds, partially offset by a decrease of $0.1 million in our amortization of bond discount.  In the current market, we are no longer able to issue bonds with interest only premium, and therefore we are not able to lower our gross cost with this accretion.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$172,091	$1,616	3.67%	$72,042	$444	2.44%
Less compensating balance credits (1)	—	(450)	(1.02)%	—	(161)	(0.88)%
Net warehouse financing	$172,091	$1,166	2.65%	$72,042	$283	1.56%

Repurchase agreements	214,096	1,749	3.20%	336,200	1,510	1.78%

Securitization financing:
Gross	5,746,093	51,376	3.58%	4,546,495	37,478	3.30%
Plus (Less) net amortization (accretion) of yield adjustments (2)	—	141	0.01%	—	(7,465)	(0.66)%
Plus (Less) amortization (accretion) of cash flow hedges (3)	—	(255)	(0.02)%	—	72	0.01%
Net securitization financing:	5,746,093	51,262	3.57%	4,546,495	30,085	2.65%

Notes payable	—	—	—%	25,000	497	8.00%
Other expenses	—	995	—	—	792	—
Total interest-bearing liabilities	$6,132,280	$55,172	3.60%	$4,979,737	$33,167	2.66%
______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and bond issuance costs related to our bonds.

(3)	Yield adjustments include accumulated other comprehensive income relating to cash flow hedging of our bonds.

Net Interest Margin. Our net interest margin decreased to 3.9% for the three months ended March 31, 2005, from 4.9% for the three months ended March 31, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, as well as our shift in credit mix to loans with lower weighted average coupons and prepayments of higher coupon loans. While there may be an immediate impact on our net interest margin due to changes in one-month LIBOR, the impact of the anticipated changes in cash flows from our hedges is included in other comprehensive income in shareholders’ equity on our condensed consolidated balance sheets and is recognized into earnings over the expected life of the variable rate bonds. This may result in short-term mismatches between the changes in our borrowing costs and the effect of our hedges, but over the term of the debt, we believe the hedges should effectively protect the interest margin. In the first quarter of 2005, our net interest margin was positively impacted by our hedges by three basis points. We expect this positive impact to continue throughout 2005.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $1.8 million, or 46%, to $5.7 million for the three months ended March 31, 2005, from $3.9 million for the three months ended March 31, 2004. The increase in the provision was primarily attributable to an increase in delinquencies in the 30-59 day delinquent category by $28.8 million, or 14%. Serious delinquencies remained constant over this time period even as the mortgage loan portfolio continues to season. Because our portfolio shifted in credit mix to a higher quality portfolio in 2004 and 2003, expected future losses on 2003 and 2004 production may decrease compared to 2001 and 2002 production. We may maintain a lower required future provision for mortgage loan losses as a result of the improved credit quality of our loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the three months ended March 31, 2005 and 2004.

Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing a decrease in overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. Loss severities have been increasing, which is expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as the portfolio ages and refinance activity is expected to decrease, management expects our average loss severities may also increase.

We saw a decrease in delinquency rates and loan loss experience in our owned servicing portfolio in the first quarter of 2005 compared to the first quarter of 2004. We believe this decrease was the result of the credit mix of the loans we originated or purchased from 2002 through first quarter of 2005 as loans to borrowers with higher credit scores typically have lower frequency of foreclosure and loss. Our weighted average median credit score on our mortgage loan portfolio increased to 616 as of March 31, 2005 from 611 as of March 31, 2004.

Two widely accepted methodologies of reporting delinquency data are the Mortgage Bankers Association (MBA) and the Office of Thrift Supervision (OTS) methods. The MBA methodology reports delinquencies as of month-end while the OTS methodology reports delinquencies as of the first of the following month after payment is due. We believe the MBA method is more commonly used in conforming and jumbo mortgage markets while the OTS method is more commonly used in non-conforming and subprime mortgage markets. Reporting delinquencies as of the first of the month makes OTS reported loans appear one delinquency category better than the MBA method of reporting delinquencies as of month-end; therefore, we consider the MBA method to be a more conservative approach. The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio using the MBA method and is followed by a reconciliation between trust losses and charge-offs. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

Delinquency and Loss Experience Of Our Owned Portfolio

	March 31,
	2005	2004
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,035,444	$4,918,253
Delinquency (at period end):
30-59 days:
Principal balance	$237,332	$208,495
Delinquency percentage	3.93%	4.24%
60-89 days:
Principal balance	$49,412	$56,428
Delinquency percentage	0.82%	1.15%
90 days or more:
Principal balance	$51,861	$46,754
Delinquency percentage	0.86%	0.95%
Bankruptcies (1):
Principal balance	$107,565	$107,873
Delinquency percentage	1.78%	2.19%
Foreclosures:
Principal balance	$111,241	$113,423
Delinquency percentage	1.84%	2.31%
Real estate owned (2):
Principal balance	$46,248	$45,233
Delinquency percentage	0.77%	0.92%
Total seriously delinquent including real estate owned (3)(4)	$344,652	$343,305
Total seriously delinquent including real estate owned (3)(4)	5.71%	6.98%
Total seriously delinquent excluding real estate owned (4)	$298,404	$298,073
Total seriously delinquent excluding real estate owned (4)	4.94%	6.06%
Net losses on liquidated loans - trust basis (5)	$11,273	$10,381
Percentage of trust basis losses on liquidated loans (6)	0.75%	0.84%
Loss severity on liquidated loans (7)	41.84%	38.53%
Charge-offs (8)	$8,893	$13,350
Percentage of charge-offs on liquidated loans (6)	0.59%	1.09%

________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for March 31, 2005 and 2004 are $17.6 million and $22.4 million, respectively.

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

(4)
Total seriously delinquent including REO using the OTS method would be $293.4 million, or 4.86% as of March 31, 2005 and $285.9 million, or 4.70% as of March 31, 2004. Total seriously delinquent excluding REO using the OTS method would be $247.2 million, or 4.10% as of March 31, 2005, and $240.6 million, or 3.95% as of March 31, 2004.

(5)
Net losses on liquidated loans for our portfolio exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004. There were no delinquent called loans sold during the first quarter of 2005.

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

(8)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust losses to charge-offs below.

  Reconciliation of Trust Losses and Charge-offs

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Losses - trust basis	$11,273	$10,381
Loan transfers to real estate owned	6,854	10,963
Realized losses on real estate owned	(8,597)	(9,013)
Timing differences between liquidation and claims processing	(198)	294
Loss from delinquent loan sale applied to reserve	—	359
Interest not advanced on warehouse	(75)	(43)
Other	(364)	409
Charge-offs (1)	$8,893	$13,350
________________
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$62,934	$102,709	$47,941	$31,924
2002 Securitizations	101,194	151,180	34,576	18,445
2003 Securitizations	79,956	72,646	10,165	1,595
2004 Securitizations	78,353	4,826	1,953	—
2005 Securitizations	7,168	—	—	—
Warehouse	15,047	11,944	4,721	4,426
Total	$344,652	$343,305	$99,356	$56,390
_________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $8.7 million, or 178%, to $13.6 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $5.9 million of amortization expense of MSRs for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This increase in MSR amortization expense was due primarily to increased servicing acquisitions. Specifically, we were amortizing a third party servicing rights balance of $42.5 million as of March 31, 2004 compared to third party servicing rights balance of $118.0 million as of March 31, 2005. We expect our servicing income to increase as we grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three Months Ended March 31,
	2005	2004	Variance
	($ in thousands)
Average third party servicing portfolio	$14,474,027	$5,221,358	177%
Average owned portfolio	$5,959,432	$4,792,012	24%
Average total servicing portfolio	$20,433,459	$10,013,370	104%
Gross servicing income	$24,258	$10,929	122%
Amortization and impairment	$10,692	$ 6,037	77%

Servicing fees - third party portfolio (1) (2)	55	57
Amortization and impairment- third party portfolio (1)	29	46
Other servicing income - total servicing portfolio (1)(3)	9	14
Servicing income - total servicing portfolio (1)	47	44

    ___________
(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Payroll and Related Expenses. Payroll and related expenses increased $5.4 million, or 33%, to $21.8 million for the three months ended March 31, 2005 from $16.4 million for the three months ended March 31, 2004. Specifically:

•
Executive compensation expense increased $0.4 million primarily due to the issuance of additional restricted stock units during the first quarter of 2005, the costs of which are amortized over their vesting period.

•
Salary, bonus, and related payroll expenses increased $2.8 million, primarily due to an increase in head count from 1,176 at March 31, 2004 to 1,248 at March 31, 2005. This increase in employees was due primarily to increased staffing necessary for our servicing portfolio growth.

•	Severance expense increased $0.3 million partially due to our closing of four retail branches during the first quarter of 2005.
•
Commission expenses increased $0.9 million, primarily due to loan production volume increasing to $805.2 million for the three months ended March 31, 2005 from $642.4 million for the three months ended March 31, 2004, excluding called loans.

•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $0.6 million due to a change in our per unit deferral estimate resulting from slightly lower compensation costs at the upper sales management level.

General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 33%, to $16.0 million for the three months ended March 31, 2005, from $12.0 million for the three months ended March 31, 2004. The increase was due primarily to an increase in advertising expenses of $0.8 million as well as an increase of $1.7 million in outsourced services used in our servicing business, an increase in rental and lease expense of $0.6, an increase in investors relations expense of $0.3 million, and an increase in auditing fees of $0.3 million.

Income Tax Benefit. We recorded a $4.0 million tax benefit for the three months ended March 31, 2005 compared to a $10.7 million tax expense for the three months ended March 31, 2004. This difference was the result of the impact of the structure and formation transactions related to our REIT conversion.

Business Segment Results

We operate our business through three core business segments: portfolio, servicing, and mortgage loan production. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three months ended March 31, 2005 and 2004. See Note 12 to our unaudited condensed consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues for the portfolio segment increased $10.1 million, or 25%, to $51.2 million for the three months ended March 31, 2005 from $41.1 million for the three months ended March 31, 2004. The increase in total net revenues was due to an increase in net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio.

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

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. For the three months ended March 31, 2005, we purchased the rights to service $3.1 billion of mortgage loans.

Our loan servicing portfolio as of March 31, 2005 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	($ in thousands)
Owned Portfolio:
Saxon Capital, Inc. (1)	42,742	$6,035,444	28%	$141,206

Third Party Servicing:
Greenwich Capital, Inc.	56,632	8,918,266		157,478
Credit Suisse First Boston	27,863	4,751,546		170,532
Barclays Bank, PLC.	5,941	1,200,858		202,131
Dominion Capital	7,844	540,659		68,926
Fannie Mae	353	32,254		91,371
Dynex Capital, Inc.	348	31,379		90,170
Other investors	289	8,013		27,727
Total third party servicing	99,270	15,482,975	72%	155,968
Total	142,012	$21,518,419		$151,525
_________________
(1)	Includes loans we originated and purchased since July 6, 2001.

Our mortgage loan servicing portfolio, including loans recorded on our condensed consolidated balance sheets, increased $1.3 billion, or 6%, to $21.5 billion as of March 31, 2005, from $20.2 billion as of December 31, 2004. The increase was due primarily to the origination and purchase of $805.2 million of mortgage loans as well as the acquisition of servicing rights related to $3.1 billion of mortgage loans owned by non-affiliated companies during the first quarter of 2005. This increase was partially offset by prepayments and losses totaling $1.8 billion and principal payments on our securitized portfolio of $550.6 million.

We believe we can continue to increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties.  We anticipate purchasing third party servicing rights for an additional $6.2 billion of mortgage loans during the remainder of 2005, of which $1.7 billion were purchased during April 2005 for approximately $11.6 million.

We include all costs to service mortgage loans in our owned portfolio and our third party servicing portfolio within the servicing segment. We reduced our cost to service to 20 basis points for the three months ended March 31, 2005, from 26 basis points for the three months ended March 31, 2004 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio in 2005.

Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced a decline in seriously delinquent accounts for our total servicing portfolio to 4.95% for the three months ended March 31, 2005 from 7.93% for the three months ended March 31, 2004. This was mainly a result of the higher credit quality of recent production as well as the higher credit quality of our additional third party purchases. Additionally, the volume of recent third party purchases means a large portion of our total servicing portfolio is unseasoned, and therefore not experiencing high delinquencies. If we had experienced higher delinquencies on our third party servicing portfolio, it would have negatively impacted our servicing income and the fair value of our MSRs, and caused us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	March 31,
	2005	2004
Total Delinquencies and Loss Experience (1)	($ in thousands)
Total outstanding principal balance (at period end)	$21,518,419	$10,127,216
Delinquency (at period end):
30-59 days:
Principal balance	$798,637	$434,921
Delinquency percentage	3.71%	4.29%
60-89 days:
Principal balance	$210,306	$112,050
Delinquency percentage	0.98%	1.11%
90 days or more:
Principal balance	$201,445	$90,360
Delinquency percentage	0.94%	0.89%
Bankruptcies (2):
Principal balance	$275,956	$304,437
Delinquency percentage	1.28%	3.01%
Foreclosures:
Principal balance	$318,440	$257,228
Delinquency percentage	1.48%	2.54%
Real estate owned:
Principal balance	$109,700	$105,559
Delinquency percentage	0.51%	1.04%
Total seriously delinquent including real estate owned (3)(4)	$1,064,924	$802,840
Total seriously delinquent including real estate owned (3)(4)	4.95%	7.93%
Total seriously delinquent excluding real estate owned (4)	$955,224	$697,281
Total seriously delinquent excluding real estate owned (4)	4.44%	6.89%
Net losses on liquidated loans - trust basis (5)	$21,817	$26,982
Percentage of trust basis losses on liquidated loans (6)	0.41%	1.07%
Loss severity on liquidated loans (7)	42.51%	45.64%
__________
(1)	Includes all loans we service.

(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for March 31, 2005 and 2004 are $39.2 million and $53.1 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $847.7 million, or 3.94% as of March 31, 2005 and $683.8 million, or 3.17% as of March 31, 2004. Total seriously delinquent excluding REO using the OTS method would be $738.0 million, or 3.43% as of March 31, 2005, and $578.2 million, or 2.68% as of March 31, 2004.

(5)
Net losses on liquidated loans exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004. There were no delinquent called loans sold during the first quarter of 2005.

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

Delinquency by Year Funded (1)(2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$13,382	2%	1.93%	31.34%
1997	$1,769,538	$53,074	3%	3.23%	38.95%
1998	$2,084,718	$114,938	6%	4.03%	39.42%
1999	$2,381,387	$232,721	10%	4.89%	41.47%
2000	$2,078,637	$262,087	13%	5.19%	43.43%
2001	$499,879	$76,370	15%	3.22%	54.42%
Post-divestiture:
2001	$1,833,357	$319,052	17%	3.10%	38.89%
2002	$2,484,074	$651,863	26%	1.17%	34.58%
2003	$2,842,942	$1,339,514	47%	0.20%	23.57%
2004	$3,764,628	$2,846,638	76%	0.01%	20.22%
2005	$805,151	$577,122	72%	—	—
_________________
(1)	Includes loans originated or purchased by our predecessor and us.

(2)	As of March 31, 2005.

(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

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

Mortgage Loan Production Segment

We evaluate the performance of our mortgage loan production segment based on production levels. We believe the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. Our mortgage loan production segment is composed of our wholesale, correspondent and retail business channels, and it purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its 21 branch offices. The mortgage loan production segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. It also collects revenues, such as origination and underwriting fees and certain other non-refundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology in our mortgage loan production segment, we expect to see continued improvements in our loan production efficiency during the remainder of 2005.

Mortgage loan production was $805.2 million for the three months ended March 31, 2005, which represents a 3% increase over the three months ended March 31, 2004 production of $778.7 million, which includes $136.3 million in called loans. We did not exercise any clean-up call options during the first quarter of 2005. Our wholesale mortgage loan production was $342.5 million during the first quarter of 2005, an increase of 14% over the first quarter of 2004. Our retail channel loan production was $202.0 million during the first quarter of 2005, an increase of 2% over the first quarter of 2004. Our correspondent flow mortgage loan production was $222.8 million during the first quarter of 2005, an increase of 101% over the first quarter of 2004. Our correspondent bulk mortgage loan production was $37.9 million during the first quarter of 2005, an increase of 16% from the first quarter of 2004. In our correspondent channel, we continue to focus on growing the flow business while pursuing the bulk business when we consider market conditions to be advantageous.

Financial Condition

March 31, 2005 Compared to December 31, 2004

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.1 billion, or 2%, to $6.1 billion as of March 31, 2005 from $6.0 billion as of December 31, 2004. This increase was the result of the origination and purchase of $805.2 million of mortgage loans partially offset by principal payments of $562.5 million and loan sales of $164.3 million. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans. However, we anticipate the growth rate will be slower than historical growth rates as our portfolio ages and more seasoned mortgage loans are paid off. In addition, based on market conditions we may sell for cash a portion of our mortgage loans not to exceed 15% of our quarterly production.

Allowance for Loan Loss. The allowance for loan loss decreased $3.7 million, or 10%, to $33.6 million as of March 31, 2005 from $37.3 million as of December 31, 2004. This decrease was due to charge-offs of $8.9 million from primarily our 2001 and 2002 securitizations, which were provided for in previous periods, offset by additional provision of $5.2 million. The decrease in the allowance for loan loss was also due to the higher credit quality loans produced in 2004 and 2003 compared to 2002 and 2001, as evidenced by a $98 million decrease in delinquencies as of March 31, 2005 as compared to December 31, 2004. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow and if we shift our focus to higher yielding, lower credit grade mortgage loan products.

Mortgage servicing rights, net. Mortgage servicing rights (MSRs), net increased $11.1 million, or 11%, to $110.1 million as of March 31, 2005 from $99.0 million as of December 31, 2004. This increase was primarily due to purchases of $21.8 million of rights to service $3.1 billion of mortgage loans during the first quarter of 2005. The increase in MSRs was partially offset by amortization of servicing rights of $9.2 million during the first quarter of 2005. Also, our valuation allowance increased $1.5 million as the result of actual prepayment speeds being greater than projected during the first quarter of 2005 on certain aged third party servicing pools. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income.  We anticipate purchasing third party servicing rights for an additional $6.2 billion of mortgage loans during the remainder of 2005, of which $1.7 billion have been purchased in April 2005 for approximately $11.6 million.

Servicing Related Advances. Servicing related advances increased $4.1 million, or 4%, to $117.2 million as of March 31, 2005 from $113.1 million as of December 31, 2004. The increase was primarily due to the increase in our third party servicing balances.

Trustee Receivable. Trustee receivable increased $4.8 million, or 4%, to $116.9 million as of March 31, 2005 from $112.1 million as of December 31, 2004. The increase was primarily due to the completion of one securitization during the first quarter of 2005. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during the first quarter of 2005, primarily because more loans were paid as scheduled as shown by our lower delinquency rates. On each payment date, the trust distributes securitization loan payments to their related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our condensed consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets decreased $10.7 million, or 12%, to $79.0 million as of March 31, 2005 from $89.7 million as of December 31, 2004. The decrease in other assets is primarily the result of a decrease in our current tax receivable balance of $5.9 million as we received a partial refund. Additionally, we had decreases of $2.0 million in prepaid expenses, $1.2 million in capitalized bond and certificate issuance costs, and $1.1 million in miscellaneous receivables.

Warehouse Financing. Warehouse financing decreased $331.5 million, or 55%, to $269.1 million as of March 31, 2005 from $600.6 million as of December 31, 2004. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to our mortgage loan production.

Securitization Financing. Securitization financing increased $0.4 billion, or 8%, to $5.7 billion as of March 31, 2005 from $5.3 billion as of December 31, 2004. This increase resulted primarily from the execution of one asset-backed securitization which resulted in bonds being issued in the amount of $1.0 billion during the first quarter of 2005. This increase was partially offset by bond and certificate payments of $0.6 billion. In general, we expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

Shareholders’ Equity. Shareholders’ equity increased $55.0 million, or 9%, to $673.9 million as of March 31, 2005, from $618.9 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to net income of $31.7 million for the year ended December 31, 2004, and by an increase in accumulated other comprehensive income of $22.1 million.

Liquidity and Capital Resources

Cash increased by $3.8 million during the three months ended March 31, 2005. The overall change in cash was comprised of the following:
	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Cash provided by operations	$45,919	$52,953
Cash used by investing activities	(123,320)	(716,070)
Cash provided by financing activities	81,223	664,667
Increase (decrease) in cash	$3,822	$1,550

Operating Activities. Cash provided by operations for the three months ended March 31, 2005 was $45.9 million, reflecting a decrease of $7.1 million, or 13%, compared to the first quarter of 2004. This change was the result of an overall decrease in net interest margin primarily attributable to an increase in the cost of our borrowings adjusted for non-cash items such as depreciation and amortization, deferred income taxes, provision for mortgage loan losses, and the change in fair value of our derivative instruments. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results.”

Investing Activities. Cash used for investing activities was $123.3 million for the three months ended March 31, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including basis adjustments totaled $814.3 million for the three months ended March 31, 2005. In addition, MSRs were purchased totaling $21.8 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $536.3 million and proceeds from the sale of mortgage loans and REO which totaled $166.0 million and $12.1 million, respectively.

Capital expenditures during the three months ended March 31, 2005 were $2.0 million and related primarily to various information technology enhancements.

Financing Activities. Cash provided by financing activities during the three months ended March 31, 2005 was $81.2 million and was the result of proceeds from the issuance of securitization financing of $1.0 billion partially offset by principal payments on securitization financings of $563.8 million, net repayment of warehouse financing of $331.6 million, and bond issuance costs of $3.4 million relating to the completion of one securitization during the first quarter of 2005. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

Derivative financial instrument transactions during the three months ended March 31, 2005 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in a increase in cash of $8.5 million.

Additional decreases in cash provided by financing activities for the three months ended March 31, 2005 were the result of $28.9 million paid as dividends.

Dividends. We declared a dividend of $0.55 per common share payable on May 11, 2005 to stockholders of record as of the close of business on April 29, 2005. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of March 31, 2005 to be approximately $208.6 million. Under the commonly defined working capital definition, we calculated our working capital as of March 31, 2005 to be $409.6 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - March 31, 2005	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$16,674	$16,674
Borrowing availability	65,600	—
Trustee receivable	—	116,922
Accrued interest receivable	—	55,618
Accrued interest payable	—	(8,210)
Unsecuritized mortgage loans - payments less than one year	313,747	313,747
Warehouse financing facility - payments less than one year	(187,405)	(187,405)
Servicing advances	—	117,242
Financed advances - payments less than one year	—	(44,564)
Securitized loans - payments less than one year	—	2,002,371
Securitized financing - payments less than one year	—	(1,972,828)
Total	$208,616	$409,567

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

Committed Facilities. Changes to our financing facilities during the first quarter of 2005 include the execution of an amendment to the $300 million syndicated warehouse facility with JPMorgan Chase Bank effective March 30, 2005. The amendment increased the total committed amount of the facility to $375 million, increased the sub-limit for servicing rights to 25% of the total facility amount and extended the termination date of the facility to March 29, 2006.

As of March 31, 2005 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.7 billion. The table below summarizes our facilities and their expiration dates as of March 31, 2005. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank	$ 375,000	March 29, 2006
Greenwich Capital Financial Products, Inc.	175,000	August 29, 2005
Greenwich Capital Financial Products, Inc.	150,000	June 26, 2006
Bank of America, N.A.	300,000	June 23, 2005
CS First Boston Mortgage Capital, LLC	300,000	April 30, 2005
Merrill Lynch Mortgage Capital, Inc.	400,000	November 18, 2005
Total committed facilities	$1,700,000

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

We had $269.1 million of warehouse borrowings collateralized by residential mortgages outstanding as of March 31, 2005. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $269.1 million we held as of March 31, 2005, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including tests relating to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. We do not believe that these existing financial covenants will restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We were in compliance with all covenants under the agreements as of and for the three months ended March 31, 2005.

Our Credit Suisse First Boston Mortgage Capital, LLC $300 million repurchase facility was amended on April 29, 2005, extending the termination date of the facility to April 28, 2006.

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

We are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment from the cash flows from the real estate specifically collateralizing the debt.

Servicing Advance Facility. As of March 31, 2005 we had $126.7 million of borrowings outstanding under a facility which allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the Notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the three months ended March 31, 2005.

As of March 31, 2005, securitization financing related to mortgage loans and servicing advances on our condensed consolidated balance sheet was approximately $5.7 billion.

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with the approximately $540.7 million of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which were still outstanding as of March 31, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of March 31, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of approximately $243.4 million and $240.3 million as of March 31, 2005 and December 31, 2004, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases increased to $39.7 million as of March 31, 2005 from $22.7 million as of December 31, 2004. Future minimum rental payments as of March 31, 2005 include payments on the lease for our new mortgage loan origination headquarters expected to begin in July 2005.

We anticipate purchasing third party servicing rights for an additional $6.2 billion of mortgage loans during the remainder of 2005, of which $1.7 billion were purchased during April 2005 for approximately $11.6 million.

As of March 31, 2005, we did not have any other material changes in our contractual obligations and commitments as presented in our annual report on Form 10-K for the year ended December 31, 2004 other than those described above.

Other Matters

Related Party Transactions

As of March 31, 2005 and December 31, 2004, we had $9.0 million and $9.0 million, respectively, of unpaid principal balances within our mortgage loan portfolio related to mortgage loans originated for our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 to 50 basis points from the market rate. Effective December 1, 2002, we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our outside directors.

Impact of New Accounting Standards

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company acquires loans through its correspondent channel and through the exercise of clean-up call options. Because the Company acquires newly originated loans within its correspondent channel which do not show evidence of having deteriorated in terms of credit quality, the adoption of SOP 03-3 did not have a material effect on the Company's financial condition, results of operations, or liquidity within respect to these loans. For loans acquired through the exercise of clean-up call options, there was no impact as a result of the adoption of SOP 03-3 as no clean-up calls were exercised during the first quarter of 2005.

At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. An impairment exists when the carrying amount of an asset exceeds its fair value and is determined to be other-than-temporary. In September 2004, the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay does not suspend the requirements to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements were effective for reporting periods beginning after June 15, 2004. The adoption of EITF 03-1 did not have a material effect on our financial condition or our results of operation, as we do not currently have securities subject to this guidance.

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

There have not been any significant changes in our interest rate risk profile and our types of managed interest rate risks from December 31, 2004 to March 31, 2005. For further information on our interest rate risk profile and our types of managed interest rate risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in our 2004 Form 10-K.

Maturity and Repricing Information

As shown in the tables below from December 31, 2004 to March 31, 2005, there was an increase in our hedging activity due to additional existing and forecasted debt and the belief that interest rates may increase in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of March 31, 2005 and December 31, 2004.

	As of March 31, 2005
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$910,683	$1,186,583	$18,167	—	—	—
Weighted average rate	3.88%	3.86%	3.25%	—	—	—
Caps sold - notional:	$882,572	$1,186,583	$18,167	—	—	—
Weighted average rate	5.11%	4.69%	5.00%	—	—	—
Futures sold - notional:	$108,333	$295,000	$570,000	$12,500	$6,250	—
Weighted average rate	3.78%	4.28%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	$500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	$7,500,000	$250,000	—	—	—	—
Weighted average rate	3.99%	4.50	—	—	—	—
Puts sold - notional:	$83,333	$500,000	—	—	—	—
Weighted average rate	5.00%	4.38%	—	—	—	—
Total notional:	$9,984,921	$4,118,166	$806,334	$12,500	$6,250	$—

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	$865,966	$686,583	$18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	$695,000	$570,000	$12,500	$6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	$112,500	$250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of March 31, 2005 and December 31, 2004.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	March 31, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$23,017	$3,994	$(43,264)	$(84,981)	$65,786	$40,758	$(219)	$(40,701)
Change in interest expense from hedging instruments:
Futures	(965)	(1,729)	5,042	9,370	(12,302)	(11,698)	(1,322)	5,834
Swaps	(3,616)	(675)	6,747	13,137	(11,753)	(7,866)	(276)	6,766
Puts	(12,703)	2,237	2,197	2,019	1,702	1,178	(19)	(310)
Caps	(2,849)	(408)	4,432	6,316	(6,885)	(3,967)	168	661
Total change in interest expense from hedging instruments	$(20,133)	$(575)	$18,418	$30,842	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change in interest expense	$2,884	$3,419	$(24,846)	$(54,139)	$36,548	$18,405	$(1,668)	$(27,750)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the Federal Reserve System, or the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 175 basis points over a twelve-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of March 31, 2005, we estimate that our interest expense would increase by $23.0 million. However, we estimate that this amount would be partially offset by a decline in interest expense from our hedging instruments of $20.1 million. The net effect of this scenario would be a potential increase of $2.9 million in our interest expense. As of December 31, 2004, we estimated that our interest expense could increase by approximately $36.5 million under this scenario.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but longer in duration. Under this scenario, we assume that interest rates have the potential to rise approximately 200 basis points over a two year period. Making these assumptions as of March 31, 2005, we estimate that our interest expense would increase by $4.0 million. However, we estimate that this amount would be partially offset by a decline in interest expense from our hedging instruments of $0.6 million. The net effect of this scenario would be a potential increase of $3.4 million in our interest expense. As of December 31, 2004, we estimated that our interest expense could increase by approximately $18.4 million under this scenario.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB pauses their increasing rate scenario to assess the lagging impact of previous rate increases on the domestic and global economy. After a six to nine month pause, the FRB increases rates another 100 basis points over the next 12 months. Given these assumptions as of March 31, 2005, we estimate that our interest expense from changes in borrowing costs would decrease by $43.3 million. However, we estimate that this amount would be partially offset by an increase in interest expense from our hedging instruments of $18.4 million. The net effect of this scenario would be a potential decline in interest expense of $24.9 million. As of December 31, 2004, we estimated that our interest expense could decline by approximately $1.7 million under this scenario.

Scenario 4 -This scenario assumes that the FRB becomes concerned about the future prospects of economic growth and holds rates steady for one year and then returns to an increasing rate cycle. Over the subsequent 24 months the FRB raises rates 150 basis points. Given these assumptions at March 31, 2005, we estimate that our interest expense would decline by approximately $85.0 million, which would partially be offset by an estimated increase in interest expense from hedging instruments of approximately $30.9 million, for a total potential decline in interest expense of approximately $54.1 million. At December 31, 2004, we estimated that our interest expense could decline by approximately $27.8 million under this scenario.

The hypothetical yield curve data for each scenario at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Apr-05	2.87	3.39	3.14	3.14	2.61
Jun-05	3.52	3.90	3.40	3.14	2.61
Sep-05	3.97	4.41	3.65	3.15	2.65
Dec-05	4.24	4.68	3.91	3.40	2.65
Mar-06	4.38	4.69	4.42	3.66	3.16
Jun-06	4.49	4.70	4.68	3.91	3.66
Sep-06	4.58	4.71	4.94	4.17	3.67
Dec-06	4.66	4.72	4.94	4.17	3.67
Mar-07	4.69	4.73	4.95	4.18	3.68
Jun-07	4.72	4.75	4.96	4.18	3.68
Sept-07	4.77	4.76	4.97	4.44	4.19
Dec-07	4.82	4.77	4.98	4.44	4.19
Mar-08	4.85	4.78	4.99	4.45	4.20
________________
(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Jan-05	2.39	2.89	2.61	2.63	2.35
Mar-05	2.91	3.40	2.89	2.89	2.36
Jun-05	3.18	3.91	3.40	2.89	2.39
Sep-05	3.39	4.43	3.65	3.15	2.40
Dec-05	3.56	4.69	3.91	3.40	2.65
Mar-06	3.68	4.70	4.41	3.65	3.15
Jun-06	3.78	4.71	4.67	3.91	3.66
Sep-06	3.87	4.72	4.92	4.16	3.66
Dec-06	3.97	4.73	4.93	4.17	3.67
Mar-07	4.05	4.75	4.93	4.17	3.67
Jun-07	4.13	4.76	4.94	4.18	3.68
Sept-07	4.22	4.77	4.94	4.43	4.18
Dec-07	4.31	4.78	4.95	4.43	4.18
________________
(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis.

Item 4. Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the Securities and Exchange Commission under the Exchange Act. There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of such evaluation.

There were no changes in our internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II

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

Josephine Coleman v. America’s MoneyLine, Inc. is a matter previously described in Part 1, Item 3 of our 2004 Form 10-K. In January 2005, the parties entered into a settlement agreement pursuant to which America’s MoneyLine agreed to pay an immaterial amount comprised of a payment to Ms. Coleman and an agreed-upon amount of her attorneys’ fees in exchange for dismissal of the suit. The Court entered an order dismissing the suit with prejudice as to Ms. Coleman on January 21, 2005.

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. is a matter previously described Part 1, Item 3 of in our 2004 Form 10-K. There were no material developments in this legal proceeding during the quarter ended March 31, 2005.

Shirley Hagan, et al. v. Concept Mortgage Corp., Saxon Mortgage, Inc. and others is a matter previously described in Part 1, Item 3 of our 2004 Form 10-K. There were no material developments in this legal proceeding during the quarter ended March 31, 2005.

Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al., previously described in Part I, Item 3 of our 2004 Form 10-K.  On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson el al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended March 31, 2005.

We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate of Saxon Capital, Inc. (3)

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

10.1*	Form of Notice of Restricted Stock Unit Grant for Non-Employee Directors (4)

10.2	Offer Letter between America's MoneyLine, Inc. and Bravo Credit Corporation, dated May 3, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

___________________
(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(2)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(3)	Incorporated herein by reference to Amendment No. 3 to our registration statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on June 18, 2004.

(4)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2005.

* Executive Compensation Plan or Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAXON CAPITAL, INC.

Dated: May 6, 2005	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized officer of registrant)

Dated: May 6, 2005	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal financial officer)