Form 10-Q
period 2005-06-30
SAXON CAPITAL INC
filed 2005-08-09
CIK 1279493

______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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

As of August 4, 2005 there were 49,952,501 shares of our common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except per share data)
(unaudited)
	June 30, 2005	December 31, 2004
Assets:
Cash	$10,950	$12,852
Accrued interest receivable	55,847	56,132
Trustee receivable	135,424	112,062

Mortgage loan portfolio	6,184,625	6,027,620
Allowance for loan loss	(36,278)	(37,310)
Net mortgage loan portfolio	6,148,347	5,990,310

Restricted cash	204,811	1,495
Servicing related advances	136,974	113,129
Mortgage servicing rights, net	129,040	98,995
Real estate owned	23,808	24,860
Derivative assets	17,279	11,801
Deferred tax asset	43,234	27,825
Other assets	55,159	89,670
Total assets	$6,960,873	$6,539,131
Liabilities and shareholders’ equity:

Liabilities:
Accrued interest payable	$6,909	$8,045
Dividends payable	—	28,909
Warehouse financing	261,105	600,646
Securitization financing	6,023,203	5,258,344
Derivative liabilities	2,793	1,809
Other liabilities	17,596	22,449
Total liabilities	6,311,606	5,920,202
Commitments and contingencies - Note 9

Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,902,501 and 49,849,386 as of June 30, 2005 and December 31, 2004, respectively	499	498
Additional paid-in capital	627,456	625,123
Accumulated other comprehensive income (loss), net of tax effect of $(1,595) and $2,446	911	(3,842)
Net retained earnings (accumulated deficit):
Cumulative dividends declared	(142,523)	(114,641)
Retained earnings	162,924	111,791
Net retained earnings (accumulated deficit)	20,401	(2,850)

Total shareholders’ equity	649,267	618,929
Total liabilities and shareholders’ equity	$6,960,873	$6,539,131

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Interest income	$111,638	$99,051	$225,701	$190,050
Interest expense	(61,568)	(36,045)	(116,740)	(69,212)
Net interest income	50,070	63,006	108,961	120,838
Provision for mortgage loan losses	(13,483)	(10,160)	(19,182)	(14,038)
Net interest income after provision for mortgage loan losses	36,587	52,846	89,779	106,800
Servicing income, net of amortization and impairment	17,223	6,931	30,789	11,823
Gain on sale of assets	706	308	2,407	2,859
Total net revenues	54,516	60,085	122,975	121,482
Expenses:
Payroll and related expenses	16,255	18,439	38,006	34,854
General and administrative expenses	15,339	12,482	31,359	24,469
Depreciation	1,336	1,575	2,843	3,069
Other (income) expense	(117)	1,248	1,294	2,391
Total expenses	32,813	33,744	73,502	64,783
Income before taxes	21,703	26,341	49,473	56,699
Income tax expense (benefit)	2,336	8,893	(1,629)	19,559
Net income before cumulative effect of change in accounting principle (SFAS 123R)	$19,367	$17,448	$51,102	$37,140
Cumulative effect of change in accounting principle (SFAS 123R)	31	—	31	—
Net income	$19,398	$17,448	$51,133	$37,140
Earnings per share:
Average shares - basic	49,884	28,703	49,867	28,687
Average shares - diluted	50,751	31,196	50,608	31,309
Basic earnings per share	$0.39	$0.61	$1.03	$1.30
Diluted earnings per share	$0.38	$0.56	$1.01	$1.19
Dividends declared per share	$0.55	—	$0.55	—

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained Earnings	Total
Balance as of January 1, 2005	49,849,386	$498	$625,123	$(3,842)	$(114,641)	$111,791	$618,929
Issuance of common stock	53,115	1	751	—	—	—	752
Compensation expense	—	—	1,592	—	—	—	1,592
Stock option exercise tax benefit	—	—	21	—	—	—	21
Cumulative effect of change in accounting principle (FAS 123R)	—	—	(31)	—	—		(31)
Dividends declared ($0.55 per share)	—	—	—	—	(27,882)	—	(27,882)
Comprehensive income: Net income	—	—	—	—	—	51,133
Mortgage bonds:
Change in unrealized loss	—	—	—	(199)	—	—
Reclassification adjustment	—	—	—	343	—	—
Tax effect	—	—	—	(6)	—	—
Cash flow hedging instruments:
Change in unrealized gain	—	—	—	6,459	—	—
Reclassification adjustment	—	—	—	(999)	—	—
Tax effect	—	—	—	(845)	—	—
Total comprehensive income	—	—	—	4,753	—	51,133	55,886
Balance as of June 30, 2005	49,902,501	$499	$627,456	$911	$(142,523)	$162,924	$649,267

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income from operations	$51,133	$37,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,156	23,208
Deferred income taxes	(15,409)	(3,567)
Impairment of assets	2,371	6,692
Gain from sale of assets	(2,407)	(2,859)
Provision for loan losses	19,182	14,038
Recovery of provision for advanced interest losses	(2,112)	(529)
Cumulative effect of change in accounting principle	(31)	—
(Increase) decrease in servicing related advances	(23,845)	19,172
Decrease (increase) in accrued interest receivable	285	(3,811)
Decrease in accrued interest payable	(1,136)	(178)
Increase in trustee receivable	(23,362)	(16,128)
Net change in other assets and other liabilities	23,623	(5,693)
Net cash provided by operating activities	73,448	67,485
Investing Activities:
Purchase and origination of mortgage loans	(1,611,029)	(1,750,620)
Principal payments received on mortgage loan portfolio	1,180,453	965,483
Proceeds from the sale of mortgage loans	216,396	150,690
Proceeds from the sale of real estate owned	29,074	28,783
Increase in restricted cash	(203,316)	(11,086)
Principal payments received on mortgage bonds	—	3,584
Acquisition of mortgage servicing rights	(51,998)	(14,826)
Capital expenditures	(5,888)	(4,146)
Net cash used in investing activities	(446,308)	(632,138)
Financing Activities:
Proceeds from issuance of securitization financing	2,020,795	1,115,475
Debt issuance costs	(6,729)	(4,017)
Principal payments on securitization financing	(1,249,294)	(998,553)
(Repayment) borrowings of warehouse financing, net	(339,541)	451,138
Proceeds from derivative instruments	1,766	1,575
Proceeds received from issuance of stock	752	1,110
Payment of dividends	(56,791)	—
Net cash provided by financing activities	370,958	566,728
Net (decrease) increase in cash	(1,902)	2,075
Cash at beginning of period	12,852	5,245
Cash at end of period	$10,950	$7,320
Supplemental Cash Flow Information:
Cash paid for interest	$(135,996)	$(82,230)
Cash received (paid) for taxes	$15,118	$(16,038)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$40,517	$44,748

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

(a) The Company and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP, for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.  The unaudited consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Saxon Capital, Inc., a Delaware corporation (“Old Saxon”) was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc., a wholly owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.) (“New Saxon,” and together with Old Saxon, referred to herein as “Saxon” or the “Company”) (NYSE: SAX), was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT. The REIT conversion was completed on September 24, 2004.

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are amortization of yield adjustments to net interest income, the allowance for loan loss, valuation of servicing rights, hedging activities, deferral of certain direct loan origination costs, and income taxes.

The Company recorded a change in accounting estimate during the second quarter of 2005 for a $1.4 million reduction of expense relating to a change in estimate in accounting for its deferral of certain direct loan origination costs. This change in estimate increased net income by $1.4 million and increased basic and diluted earnings per share by $0.03.

(c) Early Adoption of SFAS 123(R)

The Company early adopted SFAS 123(R) Share Based Payment on April 1, 2005 to account for its two share-based compensation plans, namely its Stock Incentive Plan and its Employee Stock Purchase Plan. The effect of this change from applying the original provisions of SFAS 123 had an immaterial effect on income before income taxes, net income, and earnings per share, as described in further detail in Note 10. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operations and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $31.0 thousand as of April 1, 2005 to reflect the change in accounting for forfeitures. Pro forma calculations for prior periods for the cumulative effect of change in accounting principle are not required as the change in accounting for forfeitures related to restricted stock units granted during the first quarter of 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to options granted to employees using the Black-Scholes option-pricing model.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004
	($ in thousands, except per share data)
Net income, as reported	$17,448	$37,140
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(638)	(1,276)
Pro forma net income	$16,810	$35,864
Earnings per share:
Basic - as reported	$0.61	$1.30
Basic - pro forma	$0.59	$1.26
Diluted - as reported	$0.56	$1.19
Diluted - pro forma	$0.54	$1.15

(d) Reclassifications

Certain amounts for 2004 have been reclassified to conform to presentations adopted in 2005.

(e) Recently Issued Accounting Standards

  In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement in the rare instance that a new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that the cumulative effect of a voluntary change to a new accounting pronouncement be recognized in net income for the period of the change. FASB Statement No. 154 now requires retrospective application of a voluntary change in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Reporting the correction of an error in previously issued financial statements and a change in accounting estimate is carried forward from the guidance provided in APB Opinion 20. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB 154 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

 (2) Subsequent Events

During July 2005, the Company purchased $2.0 billion in third party servicing rights for approximately $13.3 million.

Effective July 14, 2005, the Company’s Senior Vice President and Corporate Strategies Director resigned from the Company. Effective July 15, 2005, the Company’s Executive Vice President, Capital Markets, separated from service from the Company. In connection with these departures, approximately $0.9 million in severance will be expensed and the Company will incur approximately $1.0 million of expense in connection with the acceleration and vesting of restricted stock units during the third quarter of 2005.

On July 19, 2005, the Company declared a quarterly dividend of $0.55 per share of common stock payable on August 11, 2005 to shareholders of record as of the close of business on July 29, 2005.

(3) Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding, excluding any dilutive effects of options, warrants, or restricted stock units. Diluted earnings per share is based on the weighted average number of shares, dilutive stock options, dilutive stock warrants, and dilutive restricted stock units outstanding during the year. Computations of earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic:
Net income	$19,398	$17,448	$51,133	$37,140
Weighted average shares outstanding	49,884	28,703	49,867	28,687
Earnings per share	$0.39	$0.61	$1.03	$1.30

Diluted:
Net income	$19,398	$17,448	$51,133	$37,140
Weighted average shares outstanding	49,884	28,703	49,867	28,687
Dilutive effect of stock options, warrants and restricted stock units	867	2,493	741	2,622
Weighted average shares outstanding - diluted	50,751	31,196	50,608	31,309
Earnings per share	$0.38	$0.56	$1.01	$1.19

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004 were comprised of the following:

	June 30, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,691,043	$5,123,071
Unsecuritized mortgage loans - principal balance	370,274	782,716
Premiums, net of discounts	82,207	75,562
Hedge basis adjustments	25,749	30,245
Deferred origination costs, net of deferred fees	12,201	11,288
Purchase accounting fair value adjustments	3,151	4,738
Total	$6,184,625	$6,027,620

During the three months ended June 30, 2005, the Company completed one securitization of mortgage loans, totaling $0.8 billion in principal balances and $9.4 million in unamortized basis adjustments.

From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$—	$936	$98,786	$70,209
Conforming first lien mortgages (1)	20,599	—	40,086	—
Second lien mortgages	20,829	36,575	64,235	52,271
Delinquent mortgage loans (2)	8,812	—	8,812	24,465
Total mortgage loans sold	50,240	37,511	211,919	146,945
Plus (less) basis adjustments	(482)	1,207	2,095	917
Less: cash received	(50,439)	(39,026)	(216,396)	(150,690)
Gain on sale of mortgage loans (2)(3)	$681	$308	$2,382	$2,828
___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of assets of $0.7 million, $2.4 million, and $2.9 million on the consolidated statements of operations for the three months ended June 30, 2005 and for the six months ended June 30, 2005 and 2004, respectively, includes the gain recognized on sale of other assets.

(5) Allowance for Loan Loss

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance	$33,580	$33,837	$37,310	$43,369
Provision for loan losses (1)	11,907	9,692	17,070	13,510
Charge-offs	(9,209)	(9,497)	(18,102)	(22,847)
Ending balance	$36,278	$34,032	$36,278	$34,032
    ________________
(1)
Includes $(1.6) million and $(0.5) million for the three months ended June 30, 2005 and 2004, respectively, and $(2.1) million and $(0.5) million for the six months ended June 30, 2005 and 2004, respectively, related to the recovery of the allowance for advanced interest paid to securitization trusts. This amount is included as a component of interest income in the consolidated statements of operations.

(6) Mortgage Servicing Rights

As of June 30, 2005, the aggregate fair value of the mortgage servicing rights (MSRs) was $182.6 million, compared to $155.1 million as of December 31, 2004. The Company recognized a permanent impairment during the first six months of 2005 due to significant prepayment experience in certain underlying loans. The following table summarizes activity in mortgage servicing rights and its related valuation allowance for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance of MSRs, gross	$118,045	$42,511	$106,619	$41,942
Purchased	30,201	11,002	51,998	14,826
Amortization	(11,333)	(3,478)	(20,521)	(6,733)
Charge-offs	(1,791)	—	(2,974)	—
Ending balance of MSRs, gross	$135,122	$50,035	$135,122	$50,035
Beginning balance of valuation allowance	(7,945)	(3,469)	(7,624)	(687)
Recovery (impairment)	72	(1,868)	(1,432)	(4,650)
Charge-offs	1,791	—	2,974	—
Ending balance of valuation allowance	$(6,082)	$(5,337)	$(6,082)	$(5,337)
MSRs, net	$129,040	$44,698	$129,040	$44,698
As of June 30, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
July 2005 through December 2005	$24,363
2006	39,232
2007	24,594
2008	16,093
2009	10,547
Thereafter	20,293
Total	$135,122

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$254,695	$282,092
Repurchase agreements - loans (1)	5,437	317,500
Repurchase agreements - mortgage bonds (1) (2)	973	1,054
Securitization financing - servicing advances	140,548	117,988
Securitization financing - loans and real estate owned	5,882,624	5,125,572
Securitization financing - net interest margin	31	14,784
Total	$6,284,308	$5,858,990
   __________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	Amount outstanding was borrowed against an uncommitted facility.

The following table summarizes our contractual obligations with respect to these facilities as of June 30, 2005:

As of June 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$254,695	$254,695	$—	$—	$—
Repurchase agreements - loans (1)	5,437	5,437	—	—	—
Repurchase agreements - mortgage bonds (1)	973	973	—	—	—
Securitization financing - servicing advances (2)	140,548	48,272	56,070	13,203	23,003
Securitization financing - loans and real estate owned (3)	5,882,624	2,022,838	2,344,277	552,659	962,850
Securitization financing - net interest margin (3)	31	31	—	—	—
Total contractual cash obligations	$6,284,308	$2,332,246	$2,400,347	$565,862	$985,853
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	Amounts shown are estimated debt payments based on anticipated recovery of the underlying principal and interest servicing advances.
(3)	Amounts shown are estimated debt payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Interest Expense
Warehouse financing	$1,015	$927	$2,181	$1,210
Repurchase agreements	2,350	1,813	4,099	3,322
Securitization financing	57,094	31,899	108,356	61,984
Note payable	—	497	—	995
Other	1,109	909	2,104	1,701
Total	$61,568	$36,045	$116,740	$69,212

Weighted Average Cost of Funds
Warehouse financing	2.11%	1.85%	2.40%	1.78%
Repurchase agreements	3.74%	1.86%	3.52%	1.83%
Securitization financing	4.02%	2.78%	3.79%	2.71%
Note payable	—	8.00%	—	8.00%
Total	4.02%	2.77%	3.81%	2.72%

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of June 30, 2005, the Company was in compliance with all covenants under the respective borrowing agreements.

 (8) Derivatives

The Company accounts for the majority of its existing derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. As of June 30, 2005 and December 31, 2004, the net fair value of the Company’s derivatives totaled $14.5 million and $10.0 million, respectively. As of June 30, 2005 and December 31, 2004, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $(0.3) million with a tax benefit of $1.6 million and $(5.8) million with a tax benefit of $2.3 million, respectively. Accumulated other comprehensive income (loss) related to cash flow hedging is accreted (amortized) into earnings through interest expense as the hedged item affects earnings. The effect of net amortization of the accumulated other comprehensive income on earnings for the next twelve months is expected to be $0.3 million of expense, depending on future repayment of debt and future changes in hedge values. The maximum term over which the Company is hedging its exposure for forecasted transactions is 51 months. Hedge ineffectiveness resulted in $239.5 thousand of expense and $8.0 thousand of expense for the six months ended June 30, 2005 and 2004, respectively. These ineffective portions are included as part of other expense on the consolidated statements of operations.

In addition, as of June 30, 2005, the Company had twelve derivative contracts in the amount of $0.1 million that did not qualify for hedge treatment. The changes in fair value of these contracts offset one another; therefore, they had no net impact on the statement of operations.

As of June 30, 2005 and December 31, 2004, the Company had $25.7 million and $30.2 million, respectively, of basis adjustments on mortgage loans related to previous fair value hedging activity. These basis adjustments are amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

(9) Commitments and Contingencies

Mortgage Loans

As of June 30, 2005 and December 31, 2004, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $197.4 million and $240.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In connection with the approximately $484.5 million of mortgage loans securitized in off-balance sheet transactions from May 1996 to July 5, 2001 which are still outstanding as of June 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of June 30, 2005 those subsidiaries neither had nor expect to incur any material obligation to remove any such loans, or to provide any such indemnification.

Mortgage Servicing Rights

The Company is committed to purchase third party servicing rights for an additional $5.2 billion of mortgage loans during the third quarter of 2005, of which $2.0 billion have been purchased during July 2005 for approximately $13.3 million.

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

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. is a matter previously described in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. During the three months ended June 30, 2005, the Company made the final payment of $17.8 thousand owed pursuant to the settlement agreement, and consequently has fully performed its obligations under the settlement agreement.
Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al., previously described in Part I, Item 3 of our 2004 Form 10-K. On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson el al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended June 30, 2005. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying consolidated financial statements.

The Company is also subject to other immaterial legal proceedings arising in the normal course of business. In the opinion of management, the resolution of these other immaterial proceedings is not expected to have a material adverse effect on the Company’s financial position or results of operations.

(10)  Stock Compensation Plans

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

All options granted under the Company’s Stock Incentive Plan were expensed as a result of the Company’s conversion to a REIT in the third quarter of 2004, and the Company has not granted any additional options in 2005. Accordingly, no additional expense was recorded for these options as a result of the adoption of SFAS 123(R).

The following table summarizes the transactions relating to the Company’s stock options for the six months ended June 30, 2005:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2004 (includes 11,000 options with a remaining contractual life of 6.8 years currently exercisable under the Stock Incentive Plan)	11,000	$10.10
Options granted	—	$—
Options exercised	(5,000)	$10.10
Options cancelled	—	$—
Options outstanding, June 30, 2005 (includes 6,000 options with a remaining contractual life of 6.3 years currently exercisable under the Stock Incentive Plan)	6,000	$10.10

Cash received from option exercise under all share-based payment arrangements for the six months ended June 30, 2005 and 2004, was $50.5 thousand and $100.4 thousand, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.3 thousand and $60.4 thousand, respectively for the six months ended June 30, 2005 and 2004. The total intrinsic value of options exercised during the six months ended 2005 and 2004 was $34.7 thousand and $158.8 thousand, respectively.

Restricted Stock Units - In the first quarter of 2005, the Company granted an aggregate of 789,500 restricted stock units to some of the Company’s employees, including each executive officer. The restricted stock units will vest on the fifth anniversary of the date of grant. In addition, the Company granted an aggregate of 80,000 restricted stock units to its four non-employee directors. The restricted stock units related to the non-employee directors will vest in four equal annual installments on each of the four anniversaries of the date of grant. The grantees of the restricted stock units will be entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for restricted stock units issued over the vesting period for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the stock on the grant date. The Company incurred $1.6 million of expense related to amortization of these restricted stock units and their related dividend equivalent rights during the first six months of 2005. As of June 30, 2005, there was $15.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.4 years.

The Company recorded $0.1 million in reduction of expense during the second quarter of 2005 related to a change in the accounting for forfeitures following the Company’s adoption of SFAS 123(R).

A summary of the status of the Company’s nonvested restricted stock units as of June 30, 2005, and changes during the six months ended June 30, 2005, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	$—
Granted	869,500	$21.50
Vested	—	$—
Forfeited	(12,500)	$21.50
Nonvested at June 30, 2005	857,000	$21.50

Employee Stock Purchase Plan - The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation will be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Employee Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay during each offering period to purchase common stock. Purchases are made on the last trading day of the offering period. The per share purchase price is 85% of the last transaction price per share of our common stock on the last trading day of the offering period.

The Company began recognizing compensation expense for its Employee Stock Purchase Plan with the adoption of SFAS 123(R) for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase, as a result of which the Company incurred $47.3 thousand of expense during the second quarter 2005.

Activity related to the Company’s Employee Stock Purchase Plan for the periods presented is as follows:

	Shares Issued	Issuance Price	Proceeds
	(amounts in thousands, except issuance price)
For the Six Months Ended June 30, 2005:
March 31, 2005	29.7	$14.62	$433.5
June 30, 2005	18.5	$14.51	$267.9

(11) Retail Branches

In an effort to improve productivity levels and increase efficiency in its retail operations, the Company has implemented strategic initiatives that have resulted in the closing and/or divestiture of several of its retail branches in various locations.

During the second quarter of 2005, the Company closed retail branches in the following locations: Colorado; Pennsylvania; Louisiana; Nevada; Florida; and Georgia. The closing of these retail branches is expected to reduce the fixed cost structure of the Company’s branch network. During the three months ended June 30, 2005, the Company recognized $0.1 million, $0.1 million, and $0.1 million of expenses for termination benefits, contract termination costs, and other associated costs, respectively and does not expect to incur any additional expenses related to these branch closings during the remainder of 2005. These costs are included in the consolidated statements of operations under payroll and related expenses for termination benefits, and under general and administrative expenses for contract termination and other associated costs, and are included in the Company’s mortgage loan production segment.

Also, during the second quarter of 2005, the Company’s subsidiary, America’s MoneyLine, entered into an agreement to divest a portion of its retail branches to Bravo Credit Corporation, a wholly owned subsidiary of ECC Capital, Inc. Under this agreement, Bravo Credit Corporation acquired five branches from America’s MoneyLine, located in Connecticut, Maryland, North Carolina, New Jersey, and Texas, and offered employment to all America’s MoneyLine employees at those five retail branches as well as the Florida branch. Because Bravo Credit Corporation assumed all lease and associated costs of the five divested branches, the Company did not incur any material contract termination or other associated costs with respect to its divestiture of these branches. Because of the offer of employment to all employees at the five divested America’s MoneyLine branches as well as the Florida branch, the Company also did not incur any material severance costs with respect to these six branches. The Company recorded a gain relating to the sale of these branches of $25.8 thousand during the second quarter of 2005.

(12) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the three and six months ended June 30, 2004 has been restated to reflect a change in the composition of its reportable segments.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its nine branch offices. The mortgage loan production segment also records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. This segment also collects revenues, such as origination and underwriting fees and other certain nonrefundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms.

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	Three Months Ended June 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$100,864	$6,576	$1,349	$2,849	$111,638
Interest expense	(62,541)	(2,935)	(663)	4,481	(61,568)
Net interest income	38,413	3,641	686	7,330	50,070
Provision for mortgage loan losses	(13,979)	496	—	—	(13,483)
Net interest income after provision for mortgage loan losses	24,434	4,137	686	7,330	36,587
Servicing income, net of amortization and impairment	—	—	22,699	(5,476)	17,223
Gain (loss) on sale of mortgage assets	(358)	20,633	(4,200)	(15,369)	706
Total net revenues	24,076	24,770	19,185	(13,515)	54,516
Operating expenses	13,644	17,637	11,268	(9,619)	32,930
Other expense (income)	131	(1,299)	195	856	(117)
Income (loss) before taxes	10,301	8,432	7,722	(4,752)	21,703
Income tax expense (benefit)	458	3,277	3,001	(4,400)	2,336
Net income (loss) before cumulative effect of change in accounting principle	$9,843	$5,155	$4,721	$(352)	$19,367

	Three Months Ended June 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$82,300	$12,520	$993	$3,238	$99,051
Interest expense	(33,799)	(3,768)	(516)	2,038	(36,045)
Net interest income	48,501	8,752	477	5,276	63,006
Provision for mortgage loan losses	(7,401)	(2,759)	—	—	(10,160)
Net interest income after provision for mortgage loan losses	41,100	5,993	477	5,276	52,846
Servicing income, net of amortization and impairment	—	—	9,135	(2,204)	6,931
Gain on sale of mortgage assets	—	8,880	—	(8,572)	308
Total net revenues	41,100	14,873	9,612	(5,500)	60,085
Operating expenses	(91)	20,063	9,038	3,486	32,496
Other expense	1,102	(45)	191	—	1,248
Income (loss) before taxes	40,089	(5,145)	383	(8,986)	26,341
Income tax expense (benefit)	13,557	(1,752)	118	(3,030)	8,893
Net income (loss)	$26,532	$(3,393)	$265	$(5,956)	$17,448

	Six Months Ended June 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	213,322	12,519	2,221	(2,361)	225,701
Interest expense	(118,637)	(6,177)	(1,032)	9,106	(116,740)
Net interest income	94,685	6,342	1,189	6,745	108,961
Provision for mortgage loan losses	(19,025)	(157)	—	—	(19,182)
Net interest income after provision for mortgage loan losses	75,660	6,185	1,189	6,745	89,779
Servicing income, net of amortization and impairment	—	—	41,474	(10,685)	30,789
Gain (loss) on sale of mortgage assets	(358)	38,061	(7,442)	(27,854)	2,407
Total net revenues	75,302	44,246	35,221	(31,794)	122,975
Operating expenses	19,760	41,155	22,844	(11,551)	72,208
Other expense	1,043	(920)	315	856	1,294
Income (loss) before taxes	54,499	4,011	12,062	(21,099)	49,473
Income tax (benefit) expense	1,525	1,551	4,666	(9,371)	(1,629)
Net income (loss) before cumulative effect of change in accounting principle	$52,974	$2,460	$7,396	$(11,728)	$51,102

	Six Months Ended June 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	160,181	21,705	2,318	5,846	190,050
Interest expense	(65,275)	(7,027)	(1,412)	4,502	(69,212)
Net interest income	94,906	14,678	906	10,348	120,838
Provision for mortgage loan losses	(12,711)	(1,327)	—	—	(14,038)
Net interest income after provision for mortgage loan losses	82,195	13,351	906	10,348	106,800
Servicing income, net of amortization and impairment	—	—	18,653	(6,830)	11,823
Gain (loss) on sale of mortgage assets	—	19,475	31	(16,647)	2,859
Total net revenues	82,195	32,826	19,590	(13,129)	121,482
Operating expenses	(2,015)	41,148	16,429	6,830	62,392
Other expense	1,369	512	510	—	2,391
Income (loss) before taxes	82,841	(8,834)	2,651	(19,959)	56,699
Income tax expense (benefit)	28,577	(3,047)	914	(6,885)	19,559
Net income (loss)	$54,264	$(5,787)	$1,737	$(13,074)	$37,140

	June 30, 2005	December 31, 2004
Segment Assets:
Portfolio	$6,568,237	$6,184,859
Servicing	266,014	212,124
Total segment assets	$6,834,251	$6,396,983

Corporate assets	126,622	142,148
Total assets	$6,960,873	$6,539,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,”“will,”“expect,”“intend,”“should,”“anticipate,”“estimate,”“is likely to,”“could,”“are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors that might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:

•	changes in overall economic conditions or changes in interest rates;

•	our ability to successfully implement our growth strategy;

•	greater than expected declines in consumer demand for residential mortgage loans, particularly non-conforming loans.

•	our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;

•	continued availability of financing facilities and access to the securitization markets or other funding sources;

•	deterioration in the credit quality of our loan portfolio and the loan portfolios of others serviced by us;

•	lack of access to the capital markets for additional funding;

•	challenges in successfully expanding our servicing platform and technological capabilities;

•	changes to the rating of our servicing operation;

•	difficulty in satisfying complex rules in order for us to maintain qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	the ability of certain of our subsidiaries to qualify as qualified REIT subsidiaries for federal income tax purposes;

•	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

•	changes in federal income tax laws and regulations applicable to REITs;

•	increased servicing termination trigger events;

•	future litigation developments or regulatory or enforcement actions; and

•	increased competitive conditions or changes in the legal and regulatory environment in our industry.

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

Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we originate. Increases in interest rates also generally lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow but generally lead to decreases in our borrowings because loan originations tend to decline during periods of increased interest rates.

In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches and centralized origination and operation platforms we operate, the number of sales representatives we employ, the volume of third party servicing we acquire, the costs to comply with governmental regulations, and the costs of being a public company. As our loan production increases and our loan portfolio grows, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses.

For the three months ended June 30, 2005 and 2004 we originated or purchased approximately $0.8 billion and $0.9 billion, respectively, and securitized approximately $0.8 billion and $0.5 billion, respectively, of residential mortgage loans. For the six months ended June 30, 2005 and 2004 we originated, purchased, or called approximately $1.6 billion and $1.7 billion, respectively, and securitized approximately $1.8 billion and $1.1 billion, respectively, of residential mortgage loans. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, who serves as servicer or master servicer, of various securitized pools within our mortgage loan servicing portfolio. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. We did not exercise any clean-up call options during the first six months of 2005.

We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to June 30, 2005, we securitized approximately $20.8 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Mortgage Bankers Association of America website as of July 12, 2005, lenders in the United States originated $2.6 trillion in single-family mortgage loans in 2004. Approximately 44% of the loan originations in 2004 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates. As of July 12, 2005, lenders in the United States are expected to originate approximately $2.7 trillion in single-family mortgage loans in 2005. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates. We experienced a decrease of $156.2 million, or 17%, in our production volume to $787.8 million for the second quarter of 2005 compared to $944.0 million for the second quarter of 2004. Similarly, we experienced a decrease of $0.1 billion, or 6%, in our production volume to $1.6 billion for the first six months of 2005 compared to $1.7 billion for the first six months of 2004. Our production levels during the first six months of 2005 were negatively impacted by the closing and/or divestiture of several of our retail branches , intense pricing competition currently existing in the marketplace, and the introduction of new products to the marketplace by our competitors.

The non-conforming, residential mortgage industry has undergone rapid consolidation in recent years. Today the industry is dominated by a small number of large companies. According to the B & C Lending Survey, the top three mortgage lenders controlled a combined 31% of the mortgage origination market as of March 31, 2005, up from 27% as of December 31, 2003, and up from 15% as of December 31, 1997. We expect this consolidation trend to continue in the future, as market forces drive out weaker competitors. To compete effectively, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost.

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

2005 Events and Outlook

During the first half of 2005, we closed 10 retail branches and divested 5 branches, with a majority of these events occurring in the second quarter 2005. The branches impacted by these closings had produced 40% of our 2004 retail production. In 2005, we have been focused on refining our retail lending platform through a more efficient network of strategically located retail mortgage branches and our three centralized retail origination lending platforms located in Virginia, Texas and California. We believe this new refined platform enables us to streamline processes, increase efficiencies and productivity, improve training and employee development, and leverage marketing efficiency and scale, while reducing the overall cost to produce.

We also aligned our wholesale and retail back-end operations during the first half of 2005, and in June 2005, we opened our Central Region office which will allow us to service our brokers in all capacities, including underwriting, closing, funding, and post-closing duties in that region.

In the second quarter of 2005, we continued to experience an increase in short-term borrowing interest rates, we began to see the return of faster prepayment speeds due to the popularity of interest-only and other longer amortization products in the marketplace, and we continued to see a marked increase in competitive pricing, product, and credit exception practices within our industry. We also noted a flattening of the longer-term portion of the yield curve. We anticipate these trends to continue through the second half of the year. We plan to begin introducing expanded product offerings during the second half of 2005 in order to remain competitive in the marketplace. We also will seek to leverage the whole loan sale market as a strategy for non-portfolio assets.

We began closing loans in certain states in our retail and wholesale units in the REIT’s name during the second quarter of 2005 and anticipate that the REIT will fund more of its mortgage loans in its own name in the second half of 2005. We expect it to be more economical for the REIT to fund loans in its own name, rather than acquiring these loans from our taxable REIT subsidiaries, due to the resulting treatment of certain origination costs at the REIT. Correspondent loans are closed prior to the time of purchase; and therefore, are unable to be closed in the REIT’s name.

In addition, we intend to continue to grow our mortgage loan portfolio and servicing portfolio in order to produce higher levels of net interest income, and produce higher levels of servicing income. Management’s continued analysis and examination of our cost structure has resulted in a focus on controlling our general and administrative expenses while growing our mortgage loan portfolio and servicing portfolio in 2005.

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

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	amortization of yield adjustments to net interest income;
•	allowance for loan loss;
•	mortgage servicing rights;
•	accounting for hedging activities;
•	deferral of direct loan origination costs; and
•	accounting for income taxes.

Amortization of Yield Adjustments to Net Interest Income

Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms of each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay at an actual speed that differs from the projections used in our estimates, GAAP requires us to adjust the remaining capitalized yield adjustments accordingly on a prospective and retrospective basis.

Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. As of June 30, 2005, approximately 75% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these adjustable rate loans reach their initial adjustments during 2005 and 2006, due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. However, management expects that the amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which restricted the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans, effective July 1, 2003, could reduce our percentage of loans with active prepayment penalty features in future periods. The constant prepayment rate, or CPR, currently used to project cash flows is 34 percent over twelve months. Actual prepayment penalty income is recorded when the cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

      Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, debt issuance costs, and accumulated other comprehensive income relating to cash flow hedging. These yield adjustments are amortized against interest expense over the life of the debt, similar to the manner described above, using the interest method based on the estimated payments on the debt.

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

Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to real estate owned (REO) status. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay and the underlying value of the collateral. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we would adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights
The valuation of mortgage servicing rights, or MSRs, requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affect the fair value and the rate of amortization of MSRs. Increasing prepayments attributable to increased mortgage refinancing activity result in a decline in the value of MSRs.

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

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs. On a quarterly basis, we perform an impairment analysis using the independent valuations we obtained, and considering estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool to assess whether the impairment is temporary or permanent. If we conclude that the impairment is temporary, we establish a valuation allowance and record an expense. Charge-offs to the valuation allowance are recorded if we conclude that the impairment is permanent..

Accounting for Hedging Activities

We incorporate the use of derivative instruments to manage certain risks associated with changes in interest rates. We have qualified certain derivative instruments to be accounted for as cash flow hedges. A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, we designate the derivative as a hedge of a forecasted transaction or as a hedge of the variability of cash flows to be paid related to a recognized liability. Our forecasted transaction is an asset-backed securitization, an essential element in our business model. Historically, we have completed an asset-backed securitization approximately three to four times a year. The asset-backed market utilizes the swap curve as base interest rates when pricing the type of debt securities we issue. As a result, we utilize swaps or instruments that emulate swaps to minimize the interest rate risk over the life of the mortgage financing cycle.

To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected and have demonstrated to be highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. We consider the swap rate and Eurodollar prices used in our assessment and measurement of effectiveness to be the most appropriate data points to use given the characteristics of the derivative and hedged item. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our debt issued in a securitization transaction is also based on one-month LIBOR. Since our swaps and debt payments are based upon the same index on the same reset day, the change in the cash flows of the swaps are assumed by us to equal the change in cash flows of the hedged item. Likewise, when we use options as a hedge, such as caps and floors, the change in the cash flows of the options are assumed to equal the change in cash flows of the hedged item because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, the correlation calculation is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated by performing a regression analysis on a quarterly basis. Quarterly data points are selected and used in the regression analysis to determine a correlation percentage. The difference between a 100% correlation result (slope) and our actual correlation percentage is used to calculate the ineffective portion related to the Eurodollar futures, which is recorded as other expense in the Statement of Operations.

If we have been unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would have been reflected in current period earnings, but the impact from the change in anticipated cash flows of the related liability would not have, which would have created an earnings mismatch. During the first half of 2005, certain of our derivative instruments did not qualify for hedge treatment. The changes in fair value of these contracts offset one another; therefore, they had no net impact on the statement of operations.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting estimate with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three and six months ended June 30, 2005 as defined by GAAP. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of June 30, 2005, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

We have sought to comply with the REIT provisions of the Internal Revenue Code for the six months ended June 30, 2005 and intend to continue to do so. Accordingly, we expect to not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stock ownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information about our critical accounting policies, refer to our 2004 Form 10-K.

Consolidated Results

Three and Six Months Ended June 30, 2005 versus Three and Six Months Ended June 30, 2004

Overview. Net income increased $2.0 million, or 11%, to $19.4 million for the three months ended June 30, 2005 from $17.4 million for the three months ended June 30, 2004. Net income increased $14.0 million, or 38%, to $51.1 million for the six months ended June 30, 2005 from $37.1 million for the six months ended June 30, 2004. The increase was primarily the result of an increase in servicing income, an increase in our interest income, and the impact of our REIT status on our income taxes. This increase was partially offset by increases in interest expense, provision for mortgage loan losses, and total operating expenses. Overall, our net income was positively impacted by the growth in our mortgage loan and servicing portfolios and was negatively affected by an increase in one-month LIBOR rates, which significantly increased our borrowing costs. To the extent that we continue to grow our mortgage loan and servicing portfolios, we would expect an increase in interest income and servicing income. However, if one-month LIBOR rates continue to rise, the increased interest income would be offset by higher interest expense. Also, our ability to grow our mortgage loan portfolio could be negatively impacted by the intense pricing pressures currently being experienced in our industry.

Revenues

Total Net Revenues. Total net revenues decreased $5.6 million, or 9%, to $54.5 million for the three months ended June 30, 2005 from $60.1 million for the three months ended June 30, 2004. The decrease in total net revenues was due primarily to a decrease in our net interest income after provision for mortgage loan losses relating to increased borrowing costs and increased provision for mortgage loan losses, partially offset by an increase in our servicing income. For the past eighteen months, our interest income has not grown at the same rate as our interest expense due to the intense pricing competition affecting the sub-prime residential mortgage loan industry and the flattened yield curve existing in the marketplace during the second quarter of 2005. Total net revenues increased $1.5 million, or 1%, to $123.0 million for the six months ended June 30, 2005 from $121.5 million for the six months ended June 30, 2004. The increase in total net revenues was due primarily to an increase in our servicing income, net of amortization and impairment, which grew 161% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of the growth in our third party servicing acquisitions.

Interest Income. Interest income increased $12.5 million, or 13%, to $111.6 million for the three months ended June 30, 2005, from $99.1 million for the three months ended June 30, 2004. Interest income increased $35.6 million, or 19%, to $225.7 million for the six months ended June 30, 2005, from $190.1 million for the six months ended June 30, 2004. The increase in interest income was due primarily to growth in our mortgage loan portfolio. This increase was partially offset by (1) the impact of lower weighted-average coupon rates (WAC) on our mortgage loans; (2) a decrease in the amortization of our fair value hedges; and (3) a decrease in prepayment penalty income. The WAC on our production for 2004 and for the first six months of 2005, which represents 83% of our owned portfolio, was negatively impacted by the intense pricing competition affecting the sub-prime residential mortgage loan industry and the flattened yield curve existing in the marketplace during the second quarter of 2005. This competition has resulted in lower WAC on our mortgage loans compared to the first six months of 2004. The components of these decreases are discussed in more detail below.

Rate/Volume Table For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

As shown in the table below, compared to the three and six months ended June 30, 2004, our interest income increased $17.9 million and $41.0 million for the three and six months ended June 30, 2005, respectively, due to an increase in the size of our mortgage loan portfolio, and decreased $4.1 million and $2.9 million for the three and six months ended June 30, 2005, respectively, due to a decrease in the WAC on our mortgage loan portfolio.

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004			Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$(5,788)	$20,697	$14,909	$(5,179)	$43,132	$37,953
Warehouse loans	1,379	(2,820)	(1,441)	1,853	(2,280)	(427)
Mortgage bonds	329	20	349	381	116	497
Other	—	(13)	(13)	—	(9)	(9)
Total	$(4,080)	$17,884	$13,804	$(2,945)	$40,959	$38,014
Prepayment penalty income	—	—	(1,217)	—	—	(2,363)
			$12,587			$35,651

Interest Income Yield Analysis For the Three and Six Months Ended June 30, 2005 and 2004

The following table presents the average yield on our interest-earning assets for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,051,182	$114,472	7.57%	$4,986,364	$100,793	8.09%
Less amortization of yield adjustments (1)	—	(8,264)	(0.55)%	—	(6,245)	(0.50)%
Less amortization of fair value hedges	—	(3,146)	(0.21)%	—	(5,291)	(0.42)%
	$6,051,182	$103,062	6.81%	$4,986,364	$89,257	7.17%
Add prepayment penalty income	—	8,576	0.57%	—	9,794	0.78%
Total interest-earning assets	$6,051,182	$111,638	7.38%	$4,986,364	$99,051	7.95%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,038,543	$227,721	7.54%	$4,856,350	$196,309	8.08%
Less amortization of yield adjustments (1)	—	(12,864)	(0.43)%	—	(13,114)	(0.54)%
Less amortization of fair value hedges	—	(4,496)	(0.15)%	—	(10,848)	(0.45)%
	$6,038,543	$210,361	6.96%	$4,856,350	$172,347	7.09%
Add prepayment penalty income	—	15,340	0.52%	—	17,703	0.74%
Total interest-earning assets	$6,038,543	$225,701	7.48%	$4,856,350	$190,050	7.83%
_______________
(1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in gross interest income is consistent with the growth of our mortgage loan portfolio. Our mortgage loan portfolio increased $0.9 billion, or 17%, to $6.2 billion as of June 30, 2005 from $5.3 billion as of June 30, 2004. However, this growth was offset partially by the 54 basis point decrease in gross WAC for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to intense pricing competition, the liquidation of higher WAC loans, and the increase in the credit quality of our mortgage loan portfolio. Our anticipation of our change in tax status to a REIT enabled us to lower our pricing in early 2004, and therefore receive a lower WAC on our mortgage loan production, which we believe enabled us to remain competitive in the face of intense pricing competition in our industry. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows. This growth could be negatively impacted by the intense pricing pressures and flattened yield curve in the current environment.

Amortization expense of yield adjustments increased $2.1 million, or 34%, to $8.3 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004, and decreased $0.2 million, or 2%, to $12.9 for the six months ended June 30, 2005 from $13.1 million for the six months ended June 30, 2004. The increase was due to a rise in prepayment speeds during the second quarter of 2005. During the six months ended June 30, 2005, however, the increase in amortization expense of yield adjustments was partially offset by lower premiums paid due to higher credit quality. Refinancing activity continues to be strong due to an increased home price index allowing borrowers to access the equity in their homes in the form of cash and also with the popularity of interest only products, where the borrower only pays interest for a specified period before beginning to repay principal, thus lowering the borrower’s monthly payment at the beginning of the loan term. To the extent this activity remains strong, we would expect to see higher levels of amortization expense of yield adjustments in the future.

The amortization expense of fair value hedges decreased $2.2 million, or 42%, to $3.1 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004, and decreased $6.3 million, or 58%, to $4.5 million for the six months ended June 30, 2005 from $10.8 million for the six months ended June 30, 2004. The balance of our fair value hedges as of June 30, 2004 was $35.2 million compared to our existing balance of $25.7 million as of June 30, 2005. We expect amortization of fair value hedges to continue to decline in future years as we now use cash flow hedging for all hedging transactions that qualify for hedge accounting and, as a result, the balance of fair value hedges being amortized, which was $25.7 million at June 30, 2005, will continue to decrease.

Prepayment penalty income decreased $1.2 million, or 12%, to $8.6 million for the three months ended June 30, 2005 from $9.8 million for the three months ended June 30, 2004, and decreased $2.4 million, or 14%, to $15.3 million for the six months ended June 30, 2005 from $17.7 million for the six months ended June 30, 2004. Despite the return of faster prepayment speeds during the second quarter of 2005, we were unable to collect prepayment penalty income on a portion of our prepaid loans due to the amendment of government regulations related to the Alternative Mortgage Transactions Parity Act. Management expects that these amendments could continue to reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our WAC on our securitizations has decreased since 2001 due to (1) our origination of higher credit grade mortgage loans from 2001 through the second quarter of 2005, (2) the prepayments of higher WAC loans; and (3) recent intense pricing competition. The WAC on future production could be negatively impacted by the intense pricing pressures and flattened yield curve if the current environment persists.

Our loan principal balance was composed of 67% adjustable rate loans and 33% fixed rate loans at June 30, 2005. The percentage of our adjustable rate loans in their reset period was 13% at June 30, 2005. The following tables set forth information about our securitized mortgage loan portfolio including those loans associated with our securitized REO properties as of June 30, 2005 and December 31, 2004.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Fixed Current Loan Principal Balance	Arm Current Loan Principal Balance	Percentage of Portfolio	Percentage of Original Remaining	Remaining WAC Fixed	Remaining WAC Arm
		($ in thousands)
June 30, 2005
SAST 2001-2	8/2/2001	$650,410	$115,558	$81,348	$34,210	2%	18%	9.28%	10.09%
SAST 2001-3	10/11/2001	$699,999	$108,508	$44,357	$64,151	2%	16%	9.92%	9.76%
SAST 2002-1	3/14/2002	$899,995	$180,452	$95,122	$85,330	3%	20%	8.86%	9.21%
SAST 2002-2	7/10/2002	$605,000	$144,239	$60,331	$83,908	3%	24%	8.87%	9.33%
SAST 2002-3	11/8/2002	$999,999	$268,234	$109,383	$158,851	5%	27%	8.32%	8.63%
SAST 2003-1	3/6/2003	$749,996	$249,041	$147,957	$101,084	4%	33%	7.39%	8.43%
SAST 2003-2	5/29/2003	$599,989	$217,125	$106,196	$110,929	4%	36%	7.22%	7.88%
SAST 2003-3	9/16/2003	$1,000,000	$482,723	$235,808	$246,915	8%	48%	7.20%	7.54%
SAST 2004-1	2/19/2004	$1,099,999	$642,918	$189,879	$453,039	11%	58%	7.82%	7.38%
SAST 2004-2	7/27/2004	$1,199,994	$905,910	$461,130	$444,780	16%	75%	6.99%	6.69%
SAST 2004-3	10/27/2004	$899,956	$738,282	$121,050	$617,232	13%	82%	7.80%	7.06%
SAST 2005-1	1/25/2005	$999,972	$913,133	$121,247	$791,886	16%	91%	7.40%	6.80%
SAST 2005-2	6//07/2005	$777,015	$765,358	$108,857	$656,501	13%	98%	7.53%	7.21%
Total		$11,182,324	$5,731,481	$1,882,665	$3,848,816
Less: unpaid principal balance of securitized REO properties			(40,438)
Total securitized loans			$5,691,043

December 31, 2004
SAST 2001-2	8/2/2001	$650,410	$142,563	$98,239	$44,324	3%	22%	9.35%	9.85%
SAST 2001-3	10/11/2001	$699,999	$141,710	$54,027	$87,683	3%	20%	10.01%	9.60%
SAST 2002-1	3/14/2002	$899,995	$247,779	$118,020	$129,759	5%	28%	8.87%	9.01%
SAST 2002-2	7/10/2002	$605,000	$192,448	$74,037	$118,411	4%	32%	8.87%	9.16%
SAST 2002-3	11/8/2002	$999,999	$352,051	$133,009	$219,042	7%	35%	8.34%	8.31%
SAST 2003-1	3/6/2003	$749,996	$344,066	$178,206	$165,860	7%	46%	7.45%	8.09%
SAST 2003-2	5/29/2003	$599,989	$317,171	$132,299	$184,872	6%	53%	7.30%	7.41%
SAST 2003-3	9/16/2003	$1,000,000	$616,099	$280,365	$335,734	12%	62%	7.23%	7.52%
SAST 2004-1	2/19/2004	$1,099,999	$835,925	$226,877	$609,048	16%	76%	7.85%	7.39%
SAST 2004-2	7/27/2004	$1,199,994	$1,097,890	$532,313	$565,577	21%	91%	7.02%	6.74%
SAST 2004-3	10/27/2004	$899,956	$877,628	$133,122	$744,506	17%	98%	7.87%	7.11%
Total		$9,405,337	$5,165,330	$1,960,514	$3,204,816
Less: unpaid principal balance of securitized REO properties			(42,259)
Total securitized loans			$5,123,071

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

We experienced an increase in prepayments of our mortgage loans during the second quarter of 2005 compared to the first quarter of 2005 and the fourth quarter of 2004. Refinancing activity continues to be strong due to an elevated home price index allowing borrowers to access the equity in their homes in the form of cash and also with the popularity of interest-only products. We expect our prepayment speeds to continue at generally the same levels in future periods if refinancing activity continues to be strong, particularly in light of the popularity of interest-only and longer amortization products in the marketplace.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
June 30, 2005
SAST 2001-2	8/2/2001	49.83%	33.30%	47.56%	30.59%	42.45%
SAST 2001-3	10/11/2001	28.18%	34.79%	49.02%	35.11%	42.88%
SAST 2002-1	3/14/2002	34.84%	34.71%	50.11%	32.03%	43.35%
SAST 2002-2	7/10/2002	48.34%	33.35%	49.03%	32.95%	41.31%
SAST 2002-3	11/8/2002	52.75%	32.85%	53.66%	30.44%	42.65%
SAST 2003-1	3/6/2003	60.31%	33.04%	59.00%	27.56%	46.51%
SAST 2003-2	5/29/2003	58.75%	36.57%	55.21%	28.10%	44.22%
SAST 2003-3	9/16/2003	71.85%	30.87%	47.47%	22.72%	38.03%
SAST 2004-1	2/19/2004	63.72%	25.83%	39.74%	22.71%	36.03%
SAST 2004-2	7/27/2004	63.81%	—	—	18.80%	31.27%
SAST 2004-3	10/27/2004	58.37%	—	—	12.29%	27.00%
SAST 2005-1	1/25/2005	58.97%	—	—	8.20%	21.40%
SAST 2005-2	6/07/2005	57.56%	—	—	—	—

December 31, 2004
SAST 2001-2	8/2/2001	48.42%	36.11%	52.36%	30.75%	42.96%
SAST 2001-3	10/11/2001	25.67%	41.45%	50.46%	35.79%	42.73%
SAST 2002-1	3/14/2002	68.44%	34.12%	49.03%	31.29%	40.97%
SAST 2002-2	7/10/2002	60.73%	36.03%	47.77%	32.90%	39.90%
SAST 2002-3	11/8/2002	57.17%	38.17%	51.72%	30.56%	41.09%
SAST 2003-1	3/6/2003	75.10%	34.98%	49.58%	26.83%	40.17%
SAST 2003-2	5/29/2003	76.57%	31.87%	44.93%	25.88%	37.15%
SAST 2003-3	9/16/2003	71.35%	24.44%	41.52%	20.23%	35.48%
SAST 2004-1	2/19/2004	64.45%	—	—	18.89%	30.77%
SAST 2004-2	7/27/2004	62.73%	—	—	12.37%	22.62%
SAST 2004-3	10/27/2004	55.86%	—	—	1.77%	21.59%

Interest Expense. Interest expense increased $25.6 million, or 71%, to $61.6 million for the three months ended June 30, 2005 from $36.0 million for the three months ended June 30, 2004, and increased $47.5 million, or 69%, to $116.7 million for the six months ended June 30, 2005 from $69.2 million for the six months ended June 30, 2004. The table below presents the total change in interest expense from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt. Compared to the three and six months ended June 30, 2004, our interest expense increased $17.9 million and $31.1 million for the three and six months ended June 30, 2005, respectively, as a result of higher interest rates on our interest bearing liabilities and increased $7.7 million and $16.4 million for the three and six months ended June 30, 2005, respectively, due to an increase in our borrowings.

Rate/Volume Table For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004			Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$16,370	$8,824	$25,194	$28,379	$17,993	$46,372
Warehouse financing:
Lines of credit	128	(40)	88	490	481	971
Repurchase agreements	1,353	(815)	538	2,280	(1,503)	777
Other	—	(297)	(297)	—	(592)	(592)
Total	$17,851	$7,672	$25,523	$31,149	$16,379	$47,528

Interest Expense Yield Analysis For the Three and Six Months Ended June 30, 2005 and 2004

As seen in the table below, our increase in interest expense was due primarily to the increase in the average yield on interest-bearing liabilities of 125 basis points and 109 basis points for the three and six months ended June 30, 2005, respectively. One-month LIBOR rates increased 197 basis points from June 30, 2004 to June 30, 2005. Our average balance of borrowings increased $0.9 billion, or 17%, to $6.1 billion for the three months ended June 30, 2005 from $5.2 billion for the three months ended June 30, 2004, and increased $1.0 billion, or 20%, to $6.1 billion for the six months ended June 30, 2005 from $5.1 billion for the six months ended June 30, 2004 as a result of the growth in our mortgage loan portfolio. Our amortization of yield adjustments increased $11.2 million, or 149%, to $3.7 million net amortization for the three months ended June 30, 2005 from $(7.5) million net accretion for the three months ended June 30, 2004, and increased $18.7 million, or 126%, to $3.8 million net amortization for the six months ended June 30, 2005 from $(14.9) million net accretion for the six months ended June 30, 2004. Specifically, our amortization of debt issuance costs increased $4.0 million due to the issuance of new securitization debt in January and June 2005. In addition, the accretion of premium on the interest only classes of certain of our bonds decreased $15.0 million due to the repayment of such bonds, partially offset by a decrease of $0.3 million in our amortization of bond discount.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$190,034	$1,880	3.91%	$198,354	$1,130	2.25%
Less compensating balance credits (1)		(865)	(1.80%)	—	(203)	(0.40)%
Net warehouse financing	$190,034	1,015	2.11%	198,354	927	1.85%

Repurchase agreements	248,761	2,350	3.74%	386,315	1,813	1.86%

Securitization financing:
Gross	5,685,408	54,141	3.81%	4,587,307	39,397	3.44%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	3,696	0.26%	—	(7,456)	(0.65)%
Plus (less) amortization (accretion) of cash flow hedges (3)	—	(743)	(0.05)%	—	(42)	(0.01)%
Net securitization financing:	5,685,408	57,094	4.02%	4,587,307	31,899	2.78%

Notes payable	—	—	—	25,000	497	8.00%
Other expenses	—	1,109	—	—	909	—
Total interest-bearing liabilities	$6,124,203	61,568	4.02%	$5,196,976	$36,045	2.77%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Expense	Averag Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$181,063	$3,496	3.84%	$135,198	$1,574	2.32%
Less compensating balance credits (1)	—	(1,315)	(1.44)%	—	(364)	(0.54)%
Net warehouse financing	$181,063	$2,181	2.40%	$135,198	$1,210	1.78%

Repurchase agreements	$231,428	$4,099	3.52%	$361,258	$3,322	1.83%

Securitization financing:
Gross	5,715,750	105,517	3.69%	4,566,901	76,875	3.37%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	3,837	0.13%	—	(14,921)	(0.66)%
Plus (less) amortization (accretion) of cash flow hedges (3)	—	(998)	(0.03)%	—	30	— %
Net securitization financing:	$5,715,750	$108,356	3.79%	$4,566,901	$61,984	2.71%

Notes payable	—	—	—	25,000	995	8.00%
Other expenses	—	2,104	—	—	1,701	—
Total interest-bearing liabilities	$6,128,241	$116,740	3.81%	$5,088,357	$69,212	2.72%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our debt.

(3)	Yield adjustments include accumulated other comprehensive income relating to cash flow hedging of our debt.

Net Interest Margin. Our net interest margin decreased to 3.3% for the three months ended June 30, 2005, from 5.1% for the three months ended June 30, 2004, and decreased to 3.6% for the six months ended June 30, 2005, from 5.0% for the six months ended June 30, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, competitive pricing pressures, as well as our shift in credit mix to loans with lower weighted average coupons and prepayments of higher coupon loans. While there is an immediate impact on our net interest margin due to changes in one-month LIBOR, the impact of the anticipated changes in cash flows from our hedges is included in accumulated other comprehensive income, net of tax effect in shareholders’ equity on our consolidated balance sheets and is recognized into earnings over the expected life of the variable rate debt. This may result in short-term mismatches between the changes in our borrowing costs and the effect of our hedges, but over the term of the debt, we believe the hedges should effectively protect the interest margin. In the second quarter of 2005, our hedges positively impacted our net interest margin by five basis points as compared to one basis point in the second quarter of 2004.

The following table sets forth information about our securitized mortgage loan portfolio and our securitization financing as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(in thousands)
Collateral:
Fixed	$1,882,665	$1,960,514
Arm	3,848,816	3,204,816
Total	$5,731,481	$5,165,330

Financing:
Fixed	$774,252	$921,745
Arm	5,108,884	4,212,421
Total	$5,883,136	$5,134,166

 Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $3.3 million, or 32%, to $13.5 million for the three months ended June 30, 2005, from $10.2 million for the three months ended June 30, 2004, and increased $5.2 million, or 37%, to $19.2 million for the six months ended June 30, 2005, from $14.0 million for the six months ended June 30, 2004. The increase in the provision was primarily attributable to an increase in delinquencies in the 30-59 day delinquent category of $56.7 million, or 23%. Serious delinquencies remained relatively constant over this time period even as the mortgage loan portfolio continues to season. Because our portfolio shifted in credit mix to a higher quality portfolio in 2004 and 2003, expected future losses on 2003 and 2004 production may decrease compared to 2001 and 2002 production. We may maintain a lower required future provision for mortgage loan losses as a result of the improved credit quality of our loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the six months ended June 30, 2005.

Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing a decrease in overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality.We saw a decrease in serious delinquency rates and loan loss experience in our owned portfolio in the first six months of 2005 compared to the first six months of 2004. We believe this decrease was the result of the improved credit quality of our portfolio.

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

Delinquency and Loss Experience Of Our Owned Portfolio

	June 30,
	2005	2004
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,104,889	$5,215,050
Delinquency (at period end):
30-59 days:
Principal balance	$307,766	$251,075
Delinquency percentage	5.04%	4.81%
60-89 days:
Principal balance	$83,148	$59,826
Delinquency percentage	1.36%	1.15%
90 days or more:
Principal balance	$46,542	$36,889
Delinquency percentage	0.76%	0.71%
Bankruptcies (1):
Principal balance	$126,391	$96,978
Delinquency percentage	2.07%	1.86%
Foreclosures:
Principal balance	$105,782	$121,326
Delinquency percentage	1.73%	2.33%
Real estate owned (2):
Principal balance	$41,972	$42,891
Delinquency percentage	0.69%	0.82%
Total seriously delinquent including real estate owned (3)(4)	$367,013	$337,301
Total seriously delinquent including real estate owned (3)(4)	6.01%	6.47%
Total seriously delinquent excluding real estate owned (4)	$325,041	$294,410
Total seriously delinquent excluding real estate owned (4)	5.32%	5.65%
Net losses on liquidated loans - trust basis - quarter ended	$13,074	$11,007
Charge-offs - quarter ended (5)	$9,209	$9,497
Percentage of trust basis losses on liquidated loans (6)	0.86%	0.84%
Percentage of charge-offs on liquidated loans (6)	0.60%	0.73%
Loss severity on liquidated loans (7)	37.18%	37.99%
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for June 30, 2005 and 2004 are $29.7 million and $15.8 million, respectively.

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
(4)
Total seriously delinquent including REO using the OTS method would be $0.3 million, or 4.64% as of June 30, 2005 and $0.3 million, or 5.31% as of June 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $0.2 million, or 3.96% as of June 30, 2005, and $0.2 million, or 4.49% as of June 30, 2004.

(5)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust losses to charge-offs below.
(6)	Annualized.
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

  Reconciliation of Trust Losses and Charge-offs

	For the Three Months Ended June 30,
	2005	2004
	(in thousands)
Losses - trust basis	$13,074	$11,007
Loan transfers to real estate owned	7,900	8,536
Realized losses on real estate owned	(10,581)	(8,153)
Timing differences between liquidation and claims processing	(338)	(1,158)
Loss from delinquent loan sale applied to reserve	—	—
Interest not advanced on warehouse	(220)	(60)
Other	(626)	(675)
Charge-offs (1)	$9,209	$9,497
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Seriously Delinquent Percentage (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$59,397	$89,725	26.51%	23.16%	$49,849	$36,608
2002 Securitizations	96,364	136,746	16.25%	12.49%	37,389	22,222
2003 Securitizations	75,316	80,610	7.94%	4.68%	12,381	2,470
2004 Securitizations	100,223	19,603	4.38%	1.90%	3,642	—
2005 Securitizations	27,753	—	1.65%	—	—	—
Warehouse	7,960	10,617	2.12%	1.09%	5,130	4,614
Total	$367,013	$337,301	6.01%	6.47%	$108,391	$65,914
________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

 Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $10.3 million, or 149%, to $17.2 million for the three months ended June 30, 2005 from $6.9 million for the three months ended June 30, 2004, and increased $19.0 million, or 161%, to $30.8 million for the six months ended June 30, 2005 from $11.8 million for the six months ended June 30, 2004. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $5.9 million and $10.6 million of amortization and impairment expense of MSRs for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, respectively. This increase in MSR amortization expense was due to an increase in the third party servicing rights balance from $50.0 million at June 30, 2004 to $135.1 million at June 30, 2005. We expect our servicing income to increase as we continue to grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Variance	2005	2004	Variance
	($ in thousands)
Average third party servicing portfolio	$18,174,942	$5,921,186	207%	$16,326,701	$5,449,511	200%
Average owned portfolio	$6,008,245	$4,886,467	23%	$5,983,996	$4,778,034	25%
Average total servicing portfolio	$24,183,187	$10,807,653	124%	$22,310,697	$10,227,545	118%
Gross servicing income	$28,484	$12,277	132%	$52,742	$23,206	127%
Amortization and impairment	$11,261	$5,346	111%	$21,953	$11,383	93%

Servicing fees - third party portfolio (1) (2)	52	69		53	65
Amortization and impairment- third party portfolio (1)	25	36		27	42
Other servicing income - total servicing portfolio (1)(3)	8	8		11	20
Servicing income - total servicing portfolio (1)	47	45		47	45
___________________
(1)	Annualized and in basis points.
(2)	Includes master servicing fees.
(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Payroll and Related Expenses. Payroll and related expenses decreased $2.1 million, or 11%, to $16.3 million for the three months ended June 30, 2005 from $18.4 million for the three months ended June 30, 2004. Payroll and related expenses increased $3.1 million, or 9%, to $38.0 million for the six months ended June 30, 2005 from $34.9 million for the six months ended June 30, 2004. Specifically:

•
Salary, bonus, and related payroll expenses decreased $0.5 million, or 3%, to $16.6 million for the three months ended June 30, 2005, from $17.1 million for the three months ended June 30, 2004. This decrease resulted from the closing and divestiture of retail branches in the second quarter of 2005 and the continued efforts to increase efficiencies and reduce production cost. Salary, bonus, and related payroll expenses increased $2.4 million, or 7%, to $36.3 million for the six months ended June 30, 2005, from $33.9 million for the six months ended June 30, 2004. This increase was primarily attributable to the increase in head count from 1,173 at June 30, 2004 to 1,204 at June 30, 2005. This increase in employees was due primarily to a 44% increase in our servicing segment to support our servicing portfolio growth.

•
Severance expense decreased $1.6 million, or 89%, to $0.2 million for the three months ended June 30, 2005, from $1.8 million for the three months ended June 30, 2004 and decreased $1.2 million, or 67%, to $0.6 million for the six months ended June 30, 2005, from $1.8 million for the six months ended June 30, 2004. The severance expense decrease primarily reflected the absence in the first two quarters of 2005 of severance expenses similar to the severance expenses we incurred in connection with the resignation of our President/Chief Operating Officer in June 2004. Severance expense is expected to increase for the third quarter of 2005 in connection with the departures of our Executive Vice President, Capital Markets and our Senior Vice President and Corporate Strategies Director in July 2005.

•
Commission expense decreased $1.6 million, or 25%, to $4.8 million for the three months ended June 30, 2005, from $6.4 million for the three months ended June 30, 2004 and decreased $0.7 million, or 6%, to $10.6 million for the six months ended June 30, 2005, from $11.3 million for the six months ended June 30, 2004. The decreases in commission expense were attributable to the closing and/or divestiture of several of our retail branches during the first six months of 2005, and due to decreased loan production volume for the first six months of 2005 compared to the first six months of 2004.

•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $1.5 million, or 18%, to $7.0 million for the three months ended June 30, 2005, from $8.5 million for the three months ended June 30, 2004 and decreased $2.0 million, or 13%, to $12.9 million for the six months ended June 30, 2005, from $14.9 million for the six months ended June 30, 2004. These decreases were due to lower production volume during the first six months of 2005.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 22%, to $15.3 million for the three months ended June 30, 2005, from $12.5 million for the three months ended June 30, 2004. The increase was due primarily to an increase in legal, accounting, and consulting/outside services expense of $2.4 million as well as an increase of $0.2 million in rent expense, and an increase in computer lease expense of $0.2 million.

General and administrative expenses increased $6.9 million, or 28%, to $31.4 million for the six months ended June 30, 2005, from $24.5 million for the six months ended June 30, 2004. The increase was due primarily to an increase in legal, accounting, and consulting/outside services expense of $4.4 million as well as an increase of $0.6 million in rent expense, an increase in computer lease expense of $0.4 million, an increase of $0.3 million in investor relation expense, an increase of $0.6 million in printed material and appraisal fee expense, and an increase in advertising expense of $0.6 million.

Income Tax Expense (Benefit). We recorded a $2.3 million tax expense for the three months ended June 30, 2005 compared to a $8.9 million tax expense for the three months ended June 30, 2004. We recorded a $1.6 million tax benefit for the six months ended June 30, 2005 compared to a $19.6 million tax expense for the six months ended June 30, 2004. These differences were the result of the impact of the structure and formation transactions related to our REIT conversion.

Business Segment Results

We operate our business through three core business segments: portfolio, servicing, and mortgage loan production. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three and six months ended June 30, 2005 and 2004. See Note 12 to our unaudited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues for the portfolio segment decreased $17.0 million, or 41%, to $24.1 million for the three months ended June 30, 2005 from $41.1 million for the three months ended June 30, 2004. Total net revenues for the portfolio segment decreased $6.9 million, or 8%, to $75.3 million for the six months ended June 30, 2005 from $82.2 million for the six months ended June 30, 2004. The decrease in total net revenues was due to a decrease in net interest income after provision for mortgage loan losses resulting from the margin compression relating to intense pricing pressures and the increase in our borrowing costs due to the increase in one-month LIBOR.

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

Our loan servicing portfolio as of June 30, 2005 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	($ in thousands)
Owned Portfolio:
Saxon Capital, Inc. (1)	42,784	$6,104,889	25%	$143

Third Party Servicing:
Greenwich Capital, Inc.	63,099	$9,534,106		$151
Credit Suisse First Boston	36,024	6,085,975		169
Barclays Bank, PLC.	10,068	1,932,084		192
Dominion Capital	7,158	484,538		68
Lehman Brothers	2,731	499,689		183
Fannie Mae	471	51,538		109
Dynex Capital, Inc.	336	30,256		90
Other investors	284	7,540		27
Total third party servicing	120,171	$18,625,726	75%	$155
Total	162,955	$24,730,615		$152
_________________
(1) Includes loans we originated and purchased since July 6, 2001.

Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $4.5 billion, or 22%, to $24.7 billion as of June 30, 2005, from $20.2 billion as of December 31, 2004. The increase was due primarily to the origination and purchase of $1.6 billion of mortgage loans as well as the acquisition of servicing rights related to $7.7 billion of mortgage loans owned by non-affiliated companies during the first six months of 2005. This increase was partially offset by prepayments and losses totaling $4.2 billion and principal payments on our securitized portfolio of $1.2 billion.

We believe we can continue to increase our mortgage loan servicing portfolio because the mortgage industry’s growth has continued to outpace the growth in servicers for non-conforming mortgage loans. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties.

We include all costs to service mortgage loans in our owned portfolio and our third party servicing portfolio within the servicing segment. We reduced our cost to service to 17 basis points for the three months ended June 30, 2005, from 22 basis points for the three months ended June 30, 2004, due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio in 2005.

Delinquency and Loss Experience Of Our Total Servicing Portfolio

We experienced a decline in seriously delinquent accounts for our mortgage loan servicing portfolio to 5.46% for the three months ended June 30, 2005 from 7.17% for the three months ended June 30, 2004. This was mainly a result of the higher credit quality of recent production as well as the higher credit quality of our additional third party purchases. Additionally, the volume of recent third party purchases means a large portion of our mortgage loan servicing portfolio is unseasoned, and therefore not experiencing high delinquencies. If we had experienced higher delinquencies on our third party servicing portfolio, it would have negatively impacted our servicing income and the fair value of our MSRs, and caused us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	June 30,
	2005	2004
Total Delinquencies and Loss Experience (1)	($ in thousands)
Total outstanding principal balance (at period end)	$24,730,615	$11,364,002
Delinquency (at period end):
30-59 days:
Principal balance	$1,262,124	$536,522
Delinquency percentage	5.10%	4.72%
60-89 days:
Principal balance	$348,432	$142,404
Delinquency percentage	1.41%	1.25%
90 days or more:
Principal balance	$285,741	$94,971
Delinquency percentage	1.16%	0.84%
Bankruptcies (2):
Principal balance	$358,906	$272,043
Delinquency percentage	1.45%	2.39%
Foreclosures:
Principal balance	$346,306	$267,054
Delinquency percentage	1.40%	2.35%
Real estate owned:
Principal balance	$121,455	$93,809
Delinquency percentage	0.49%	0.83%
Total seriously delinquent including real estate owned (3)(4)	$1,351,039	$814,810
Total seriously delinquent including real estate owned (3)(4)	5.46%	7.17%
Total seriously delinquent excluding real estate owned (4)	$1,229,584	$721,001
Total seriously delinquent excluding real estate owned (4)	4.97%	6.34%
Net losses on liquidated loans - trust basis - quarter ended	$27,579	$29,396
Percentage of trust basis losses on liquidated loans (5)	0.45%	0.52%
Loss severity on liquidated loans (6)	33.81%	45.46%
_______________
(1)	Includes all loans we service.
(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for June 30, 2005 and 2004 are $89.6 million and $41.0 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(4)
Total seriously delinquent including REO using the OTS method would be $1.0 million, or 4.02% as of June 30, 2005 and $0.7 million, or 5.86% as of June 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $0.9 million, or 3.53% as of June 30, 2005, and $0.6 million, or 5.03% as of June 30, 2004.

(5)	Annualized.
(6)
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

Delinquency by Year Funded (1)(2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$12,588	2%	1.93%	31.37%
1997	$1,769,538	$47,247	3%	3.23%	38.96%
1998	$2,084,718	$99,869	5%	4.08%	39.52%
1999	$2,381,387	$208,731	9%	4.97%	41.61%
2000	$2,078,637	$232,768	11%	5.35%	43.57%
2001	$499,879	$67,399	13%	3.50%	49.93%
Post-divestiture:
2001	$1,833,357	$284,450	16%	3.32%	39.58%
2002	$2,484,074	$562,415	23%	1.37%	34.81%
2003	$2,842,942	$1,139,789	40%	0.28%	23.98%
2004	$3,764,628	$2,553,145	68%	0.02%	18.98%
2005	$1,592,982	$1,301,972	82%	—	—
_________________
(1)	Includes loans originated or purchased by our predecessor and us.
(2)	As of June 30, 2005.
(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.
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

Mortgage Loan Production Segment

We evaluate the performance of our mortgage loan production segment based on production levels. We believe the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. Our mortgage loan production segment is composed of our wholesale, correspondent and retail business channels, and it purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its retail branch offices. The mortgage loan production segment records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. It also collects revenues, such as origination and underwriting fees and certain other non-refundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology in our mortgage loan production segment, as well as the reorganization of our wholesale and retail back-end operations and branch locations, we expect to see continued improvements in our loan production efficiency during the remainder of 2005.

Mortgage loan production was $787.8 million for the three months ended June 30, 2005, which represents a 17% decrease from the three months ended June 30, 2004 production of $944.0 million. Mortgage loan production was $1.6 billion for the six months ended June 30, 2005, which represents a 6% decrease from the six months ended June 30, 2004 production of $1.7 billion, which includes $136.3 million in called loans. We did not exercise any clean-up call options during the first six months of 2005. Our wholesale mortgage loan production was $376.8 million for the three months ended June 30, 2005, a decrease of 11% from the three months ended June 30, 2004. Our wholesale mortgage loan production was $719.3 million during the first six months of 2005, a decrease of 1% from the first six months of 2004. Our retail channel loan production was $178.4 million for the three months ended June 30, 2005, a decrease of 33% from the three months ended June 30, 2004. Our retail channel loan production was $380.4 million during the first six months of 2005, a decrease of 18% from the first six months of 2004. Our correspondent flow mortgage loan production was $199.5 million for the three months ended June 30, 2005, a decrease of 4% from the three months ended June 30, 2004. Our correspondent flow mortgage loan production was $422.2 million during the first six months of 2005, an increase of 32% from the first six months of 2004. Our correspondent bulk mortgage loan production was $33.2 million for the three months ended June 30, 2005, a decrease of 27% from the three months ended June 30, 2004. Our correspondent bulk mortgage loan production was $71.1 million during the first six months of 2005, a decrease of 9% from the first six months of 2004. In our correspondent channel, we continue to focus on growing the flow business while pursuing the bulk business when we consider market conditions to be advantageous.

Financial Condition

June 30, 2005 Compared to December 31, 2004

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.1 billion, or 2%, to $6.1 billion as of June 30, 2005 from $6.0 billion as of December 31, 2004. This increase was the result of the origination and purchase of $1.6 billion of mortgage loans offset by principal payments of $1.2 billion and loan sales of $0.2 million. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans. However, we anticipate the growth rate will be slower than historical growth rates as our portfolio ages, more seasoned mortgage loans are paid off, and as competition in our industry remains intense.

Allowance for Loan Loss. The allowance for loan loss decreased $1.0 million, or 3%, to $36.3 million as of June 30, 2005 from $37.3 million as of December 31, 2004. This decrease was due to charge-offs of $18.1 million from primarily our 2001 and 2002 securitizations, which were provided for in previous periods, offset by additional provision of $17.1 million. The decrease in the allowance for loan loss was attributable to a decrease in the percentage of serious delinquent accounts since December 31, 2004. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

Mortgage servicing rights, net. Mortgage servicing rights (MSRs), net increased $30.0 million, or 30%, to $129.0 million as of June 30, 2005 from $99.0 million as of December 31, 2004. This increase was primarily due to purchases of $52.0 million of rights to service $7.7 billion of mortgage loans during the first six months of 2005. The increase in MSRs was partially offset by amortization of servicing rights of $20.5 million during the first six months of 2005. Also, our valuation allowance increased $1.4 million as the result of actual prepayment speeds being greater than projected during the first six months of 2005 on certain aged third party servicing pools. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We are committed to purchase third party servicing rights for an additional $5.2 billion of mortgage loans during the third quarter of 2005, of which $2.0 billion have been purchased in July 2005 for approximately $13.3 million.

Servicing Related Advances. Servicing related advances increased $23.9 million, or 21%, to $137.0 million as of June 30, 2005 from $113.1 million as of December 31, 2004. The increase was primarily due to the increase in our third party servicing balances and an increase in delinquencies.

Trustee Receivable. Trustee receivable increased $23.3 million, or 21%, to $135.4 million as of June 30, 2005 from $112.1 million as of December 31, 2004. The increase was primarily due to the completion of two securitizations during the first six months of 2005, as well as increased collections after the applicable trust cut-off date as a result of higher prepayment activity. On each payment date, the trust distributes securitization loan payments to their related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets decreased $34.5 million, or 38%, to $55.2 million as of June 30, 2005 from $89.7 million as of December 31, 2004. The decrease in other assets is primarily the result of a decrease in our current tax receivable balance of a partial refund of $29.7 million. Additionally, we had decreases of $2.0 million in prepaid expenses and $2.7 million in our required cash margin account on derivative instruments.

Warehouse Financing. Warehouse financing decreased $339.5 million, or 57%, to $261.1 million as of June 30, 2005 from $600.6 million as of December 31, 2004. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and mortgage loanproduction.

Securitization Financing. Securitization financing increased $0.7 billion, or 13%, to $6.0 billion as of June 30, 2005 from $5.3 billion as of December 31, 2004. This increase resulted primarily from the execution of two asset-backed securitizations, which resulted in debt being issued in the amount of $1.0 billion during the first quarter of 2005 and $1.0 billion during the second quarter of 2005. This increase was partially offset by debt and certificate payments of $1.2 billion. In general, we expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

Shareholders’ Equity. Shareholders’ equity increased $30.4 million, or 5%, to $649.3 million as of June 30, 2005, from $618.9 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to net income of $51.1 million and an increase in accumulated other comprehensive income of $4.8 million. These increases were partially offset by the declaration of $27.9 million in dividends.

Liquidity and Capital Resources

Cash decreased by $1.9 million during the six months ended June 30, 2005 and increased by $2.1 million during the six months ended June 30, 2004. The overall change in cash was comprised of the following:
	Six Months Ended June 30,
	2005	2004
	($ in thousands)
Cash provided by operations	$73,448	$67,485
Cash used by investing activities	(446,308)	(632,138)
Cash provided by financing activities	370,958	566,728
Increase (decrease) in cash	$(1,902)	$2,075

Operating Activities. Cash provided by operations for the six months ended June 30, 2005 was $73.4 million, reflecting an increase of $5.9 million, or 9%, compared to the first six months of 2004. This change was the result of an overall decrease in net interest margin primarily attributable to an increase in the cost of our borrowings adjusted for non-cash items such as depreciation and amortization, deferred income taxes, provision for mortgage loan losses, and refunds received for income taxes as a result of the REIT conversion. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as payroll and related expenses. Further details are discussed in “Consolidated Results.”

Investing Activities. Cash used for investing activities was $446.3 million for the six months ended June 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including basis adjustments totaled $1.6 billion for the six months ended June 30, 2005. In addition, MSRs were purchased totaling $52.0 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.2 billion and proceeds from the sale of mortgage loans and REO which totaled $216.4 million and $29.1 million, respectively.

Restricted cash increased $203.3 million to $204.8 million at June 30, 2005 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a trust account and made available once all required mortgage loans have been included in the securitization. During the second quarter of 2005, the SAST 2005-2 securitization was closed requiring a prefunding settlement. Because settlement had not occurred as of June 30, 2005, restricted cash increased.

Capital expenditures during the six months ended June 30, 2005 were $5.9 million and were primarily related to leasehold improvements necessary as a result of the growth in our servicing segment as well as various information technology enhancements.

Financing Activities. Cash provided by financing activities during the six months ended June 30, 2005 was $371.0 million and was the result of proceeds from the issuance of securitization financing of $2.0 billion partially offset by principal payments on securitization financings of $1.2 billion, net repayment of warehouse financing of $339.5 million, payment of dividends of $56.8 million, and debt issuance costs of $6.7 million relating to the completion of two securitizations during the first six months of 2005. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

Derivative financial instrument transactions during the six months ended June 30, 2005 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in a increase in cash of $1.8 million.

Dividends. We declared a dividend of $0.55 per common share payable on August 11, 2005 to stockholders of record as of the close of business on July 29, 2005. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of June 30, 2005 to be approximately $178.6 million. Under the commonly defined working capital definition, we calculated our working capital as of June 30, 2005 to be $346.1 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - June 30, 2005	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$10,950	$10,950
Borrowing availability	72,264	—
Trustee receivable	—	135,424
Accrued interest receivable	—	55,847
Accrued interest payable	—	(6,909)
Unsecuritized mortgage loans - payments less than one year	350,093	355,652
Warehouse financing facility - payments less than one year	(254,695)	(261,105)
Servicing advances	—	136,974
Financed advances - payments less than one year	—	(48,272)
Securitized loans - payments less than one year	—	1,990,419
Securitized financing - payments less than one year	—	(2,022,869)
Total	$178,612	$346,111

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

Committed Facilities. There were several changes to our financing facilities during the second quarter of 2005:

•	Our $300.0 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC was amended on April 29, 2005, extending the termination date of the facility to April 28, 2006.

•	Our $300.0 million repurchase facility with Bank of America, N.A. was amended effective June 23, 2005 extending the termination date of the facility to June 22, 2006.

•
Our $400.0 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. was terminated in the second quarter. We entered into a new $400.0 million repurchase facility with Merrill Lynch Bank USA effective May 13, 2005 which provides us with the ability to borrow against first or second lien mortgage loans and also provides a sub-limit for wet collateral. The facility contains a termination date of November 21, 2005.

•
Our $150.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended on June 22, 2005 to change the termination date of the facility to August 29, 2005. We intend to combine the two Greenwich Capital repurchase facilities into a single combined facility prior to the termination dates.

As of June 30, 2005 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.7 billion. The table below summarizes our facilities and their expiration dates as of June 30, 2005. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank	$ 375,000	March 29, 2006
Greenwich Capital Financial Products, Inc.	175,000	August 29, 2005
Greenwich Capital Financial Products, Inc.	150,000	August 29, 2005
Bank of America, N.A.	300,000	June 22, 2006
CS First Boston Mortgage Capital, LLC	300,000	April 28, 2006
Merrill Lynch Bank USA	400,000	November 21, 2005
Total committed facilities	$1,700,000

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

We had $261.1 million of warehouse borrowings collateralized by residential mortgages outstanding as of June 30, 2005. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $261.1 million we held as of June 30, 2005, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including tests relating to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We were in compliance with all covenants under the agreements as of and for the three and six months ended June 30, 2005.

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

Servicing Advance Facility. As of June 30, 2005 we had $140.5 million of borrowings outstanding under a facility which allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the Notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the three and six months ended June 30, 2005.

As of June 30, 2005, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was approximately $6.0 billion.

REIT Taxable Income

To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including the following:

•
the provision for loan loss expense recognized for GAAP purposes is based upon our estimate of probable loan losses inherent in our current portfolio of loans held for investment, for which we have not yet recorded a charge-off (tax accounting rules allow a deduction for loan losses only in the period when a charge-off occurs):

•	there are several differences between GAAP and tax methodologies for capitalization of origination expenses; and

•	income of the taxable REIT subsidiary is generally included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income.

We expect that our REIT taxable income will continue to differ from our GAAP consolidated income, particularly during the period in which we build our investment portfolio.

Estimated REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of REIT taxable income provides useful information to investors regarding the estimated annual distributions to our investors. The presentation of REIT taxable income is not to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	($ in thousands)
Consolidated GAAP income before taxes	$21,703	$49,473
Estimated tax adjustments:
Plus:
Provision for losses in excess of actual charge-offs	13,483	19,182
Miscellaneous	8,916	5,205
Less:
Taxable REIT subsidiary income before taxes	14,377	11,946
Estimated REIT taxable income	$29,725	$61,914

The estimated REIT taxable income for the three and six months ended June 30, 2005 set forth in the table above is an estimate only and is subject to change until we file the 2005 REIT federal tax returns.

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with the approximately $484.5 million of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which were still outstanding as of June 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of June 30, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of approximately $197.4 million and $240.3 million as of June 30, 2005 and December 31, 2004, respectively. Commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases increased to $40.0 million as of June 30, 2005 from $22.7 million as of December 31, 2004. Future minimum rental payments as of June 30, 2005 include $20.3 million in payments on the lease for our new mortgage loan origination headquarters which began in July 2005.

We are committed to purchase third party servicing rights for an additional $5.2 billion of mortgage loans during the third quarter of 2005, of which $2.0 billion were purchased during July 2005 for approximately $13.3 million.

As of June 30, 2005, we did not have any other material changes in our contractual obligations and commitments as presented in our annual report on Form 10-K for the year ended December 31, 2004 other than those described above.

Other Matters

Impact of New Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting

Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement in the rare instance that a new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that the cumulative effect of a voluntary change to a new accounting pronouncement be recognized in net income for the period of the change. FASB Statement No. 154 now requires retrospective application of a voluntary change in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Reporting the correction of an error in previously issued financial statements and a change in accounting estimate is carried forward from the guidance provided in APB Opinion 20. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB 154 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the sensitivity of income to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans, which can negatively impact our future production volume and our projected income. Second, increases or decreases in interest rates can cause changes in the interest income on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income. We refer to this second type of risk as our “managed interest rate risk”. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio. Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income due to changes in liability costs. In our case, changes in liability costs are a result of changes in interest rates.

Since December 31, 2004 there have been many market changes with respect to interest rate outlooks. Our framework for measuring the potential impact on our exposure to market risk from changing interest rates has remained constant while potential scenarios have been modified in response to economic developments and their impact on interest rate outlooks. For further information on our interest rate risk profile and our types of managed interest rate risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in our 2004 Form 10-K.

Maturity and Repricing Information

As shown in the tables below from December 31, 2004 to June 30, 2005, there was an increase in our hedging activity due to additional existing and forecasted debt and the belief that interest rates may rise in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of June 30, 2005 and December 31, 2004.

	As of June 30, 2005
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$883,372	$1,186,583	$18,167	—	—	—
Weighted average rate	3.96%	3.86%	3.25%	—	—	—
Caps sold - notional:	$860,372	$1,186,583	$18,167	—	—	—
Weighted average rate	5.17%	4.69%	5.00%	—	—	—
Futures sold - notional:	—	$595,000	$270,000	$8,750	$6,250	—
Weighted average rate	—	4.20%	4.36%	5.14%	5.45%	—
Swaps bought - notional:	$2,500,000	$1,650,000	$600,000	—	—	—
Weighted average rate	3.28%	3.77%	4.17%	—	—	—
Puts bought - notional:	$6,250,000	$250,000	—	—	—	—
Weighted average rate	4.44%	4.50	—	—	—	—
Puts sold - notional:	—	$375,000	—	—	—	—
Weighted average rate	—	4.58%	—	—	—	—
Calls bought - notional:	—	$300,000	—	—	—	—
Weighted average rate	—	3.75%	—	—	—	—
Calls sold - notional:	—	$300,000	—	—	—	—
Weighted average rate	—	3.25%	—	—	—	—
Total notional:	$10,493,744	$5,843,166	$906,334	$8,750	$6,250	$—

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	$865,966	$686,583	$18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	$695,000	$570,000	$12,500	$6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	$112,500	$250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Board, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of June 30, 2005 and December 31, 2004.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	June 30, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$58,034	$14,730	$(12,526)	$(38,054)	$65,786	$40,758	$(219)	$(40,701)
Change in interest expense from hedging instruments:
Futures	(6,391)	(1,324)	1,036	5,223	(12,302)	(11,698)	(1,322)	5,834
Swaps	(21,189)	(7,073)	3,840	10,896	(11,753)	(7,866)	(276)	6,766
Puts	(2,534)	(441)	75	119	1,702	1,178	(19)	(310)
Calls	263	90	(60)	(458)	—	—	—	—
Caps	(3,293)	(1,033)	881	464	(6,885)	(3,967)	168	661
Total change in interest expense from hedging instruments	$(33,144)	$(9,781)	$5,772	$16,244	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change in interest expense	$24,890	$4,949	$(6,754)	$(21,810)	$36,548	$18,405	$(1,668)	$(27,750)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 150 basis points over a fifteen-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of June 30, 2005, we estimate that our interest expense would increase by $58.0 million. However, we estimate that this amount would be partially offset by a decrease in interest expense from our hedging instruments of $33.1 million. The net effect of this scenario would be a potential increase of $24.9 million in our interest expense. At December 31, 2004, assuming a hypothetical interest rate increase of approximately 225 basis points over a twelve-month period, we estimated at that time that our interest expense would increase by approximately $36.5 million.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but a relatively aggressive rise over the next six months. Under this scenario, we assume that interest rates have the potential to rise approximately 75 basis points over a six month period. Making these assumptions as of June 30, 2005, we estimate that our interest expense would increase by $14.7 million. However, we estimate that this amount would be partially offset by a decrease in interest expense from our hedging instruments of $9.8 million. The net effect of this scenario would be a potential increase of $4.9 million in our interest expense. At December 31, 2004, assuming interest rates had the potential to rise approximately 250 basis points over a two year period, we estimated at that time that our interest expense would increase by approximately $18.4 million.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB temporarily stops raising interest rates to assess any lag in the impact of previous rate increases on the domestic and global economy. Given these assumptions as of June 30, 2005, we estimate that our interest expense from changes in borrowing costs would decrease by $12.5 million. However, we estimate that this amount would be partially offset by an increase in interest expense from our hedging instruments of $5.8 million. The net effect of this scenario would be a potential decrease in interest expense of $6.7 million. At December 31, 2004, assuming interest rates increased another 100 basis points over a 12 month period, we estimated at that time that our interest expense would decline by approximately $1.7 million.

Scenario 4 -This scenario assumes that the FRB increases rates another 50 basis points and then becomes concerned about the future prospects of economic growth and by mid 2006 reduces rates by 75 basis points to stimulate economic growth again. Given these assumptions as of June 30, 2005, we estimate that our interest expense would decrease by approximately $38.0 million, which would partially be offset by an estimated increase in interest expense from hedging instruments of approximately $16.2 million, for a total potential decrease in interest expense of approximately $21.8 million. At December 31, 2004, assuming interest rates remained steady for one year and then increased 150 basis points over a two year period, we estimated at that time that our interest expense could decline by approximately $27.8 million.

The hypothetical yield curve data for each scenario at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Sep-05	3.85	4.40	4.15	3.64	3.86
Dec-05	3.97	4.41	4.15	3.90	3.90
Mar-06	3.99	4.43	4.16	3.90	3.90
Jun-06	4.01	4.69	4.17	3.91	3.41
Sep-06	4.02	4.95	4.18	3.91	3.16
Dec-06	4.05	4.96	4.19	3.92	3.17
Mar-07	4.06	4.97	4.19	3.92	3.17
Jun-07	4.08	4.98	4.20	3.93	3.18
Sept-07	4.10	5.00	4.21	3.93	3.18
Dec-07	4.14	5.01	4.22	3.94	3.19
Mar-08	4.15	5.02	4.23	3.94	3.19
Jun-08	4.18	5.03	4.24	3.95	3.70
Sep-08	4.22	5.04	4.24	3.95	3.70

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Jan-05	2.39	2.89	2.61	2.63	2.35
Mar-05	2.91	3.40	2.89	2.89	2.36
Jun-05	3.18	3.91	3.40	2.89	2.39
Sep-05	3.39	4.43	3.65	3.15	2.40
Dec-05	3.56	4.69	3.91	3.40	2.65
Mar-06	3.68	4.70	4.41	3.65	3.15
Jun-06	3.78	4.71	4.67	3.91	3.66
Sep-06	3.87	4.72	4.92	4.16	3.66
Dec-06	3.97	4.73	4.93	4.17	3.67
Mar-07	4.05	4.75	4.93	4.17	3.67
Jun-07	4.13	4.76	4.94	4.18	3.68
Sept-07	4.22	4.77	4.94	4.43	4.18
Dec-07	4.31	4.78	4.95	4.43	4.18
________________
(1) Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3-month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While there may be an immediate impact on our interest expense due to changes in interest rates, the impact of the anticipated changes in cash flows for our hedges is included in accumulated other comprehensive income, net of tax effect in shareholders’ equity on our consolidated balance sheets and is recognized into earnings over the expected life of the variable rate debt. This may result in short-term mismatches and changes in our borrowing costs and the effect of our hedges. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. is a matter previously described in Part I, Item 3 of our 2004 Form 10-K. During the second quarter of 2005, the Company made the final payment of $17.8 thousand owed pursuant to the settlement agreement, and consequently has fully performed its obligations under the settlement agreement.

Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al., previously described in Part I, Item 3 of our 2004 Form 10-K. On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson el al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended June 30, 2005.

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

None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 21, 2005, we held our annual stockholders’ meeting. There were 49,884,038 shares of common stock outstanding entitled to vote, and a total of 46,661,546 (94%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our stockholders:

1.	Proposal to elect five directors for one-year terms.

NAME	FOR	WITHHELD
Richard A. Kraemer	45,687,118	974,428
Louis C. Fornetti	45,684,778	976,768
Michael L. Sawyer	45,691,118	970,428
Thomas J. Wageman	45,682,648	978,898
David D. Wesselink	45,649,961	1,011,585

2.	Ratification of the appointment by the Audit Committee of Deloitte & Touche LLP, as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
46,433,208	214,889	13,449	—

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate of Saxon Capital, Inc. (3)

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

10.1	Severance Agreement and General Release between Mark D. Rogers and SCI Services, Inc., and its affiliates, subsidiaries, parent, predecessors, successors, and assigns, dated as of July 15, 2005. (4)*

10.2
Sale and Servicing Agreement, dated as of May 1, 2005, among Saxon Asset Securities Trust 2005-2, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (5)

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

(4)   Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2005.

(5)   Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated June 7, 2005.

* Executive Compensation Plan or Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAXON CAPITAL, INC.

Dated: August 9, 2005	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: August 9, 2005	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal
financial officer)