Form 10-Q
period 2005-09-30
SAXON CAPITAL INC
filed 2005-11-10
CIK 1279493

______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of November 3, 2005 there were 49,980,135 shares of our common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except per share data)
(unaudited)
	September 30, 2005	December 31, 2004
Assets:
Cash	$9,493	$12,852
Accrued interest receivable	56,784	56,132
Trustee receivable	130,117	112,062

Mortgage loan portfolio	6,270,256	6,027,620
Allowance for loan loss	(49,175)	(37,310)
Net mortgage loan portfolio	6,221,081	5,990,310

Restricted cash	142,233	1,495
Servicing related advances	155,812	113,129
Mortgage servicing rights, net	138,943	98,995
Real estate owned	26,654	24,860
Derivative assets	33,919	11,801
Deferred tax asset	56,767	27,825
Other assets	65,787	89,670
Total assets	$7,037,590	$6,539,131
Liabilities and shareholders’ equity:

Liabilities:
Accrued interest payable	$7,044	$8,045
Dividends payable	—	28,909
Warehouse financing	144,100	600,646
Securitization financing	6,195,417	5,258,344
Derivative liabilities	5,262	1,809
Other liabilities	25,493	22,449
Total liabilities	6,377,316	5,920,202
Commitments and contingencies - Note 9

Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,980,135 and 49,849,386 as of September 30, 2005 and December 31, 2004, respectively	501	498
Additional paid-in capital	632,702	625,123
Accumulated other comprehensive income (loss), net of tax effect of $2,705 and $2,446	22,932	(3,842)
Net retained earnings (accumulated deficit):
Cumulative dividends declared	(170,395)	(114,641)
Retained earnings	174,534	111,791
Net retained earnings (accumulated deficit)	4,139	(2,850)

Total shareholders’ equity	660,274	618,929
Total liabilities and shareholders’ equity	$7,037,590	$6,539,131

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Interest income	$115,685	$99,657	$341,386	$289,707
Interest expense	(69,075)	(37,933)	(185,815)	(107,145)
Net interest income	46,610	61,724	155,571	182,562
Provision for mortgage loan losses	(19,369)	(14,730)	(38,551)	(28,768)
Net interest income after provision for mortgage loan losses	27,241	46,994	117,020	153,794
Servicing income, net of amortization and impairment	19,064	8,371	49,853	20,194
Gain on sale of assets	44	220	2,451	3,079
Total net revenues	46,349	55,585	169,324	177,067
Expenses:
Payroll and related expenses	21,324	19,662	59,330	52,860
General and administrative expenses	16,918	14,311	48,277	40,437
Depreciation	1,558	1,393	4,401	4,462
Other expense	1,253	978	2,547	3,368
Total expenses	41,053	36,344	114,555	101,127
Income before taxes	5,296	19,241	54,769	75,940
Income tax expense (benefit)	(6,314)	(19,044)	(7,943)	515
Net income before cumulative effect of change in accounting principle (SFAS 123(R))	$11,610	$38,285	$62,712	$75,425
Cumulative effect of change in accounting principle (SFAS 123(R))	—	—	31	—
Net income	$11,610	$38,285	$62,743	$75,425
Earnings per share:
Average shares - basic	49,942	31,525	49,892	29,637
Average shares - diluted	50,726	33,565	50,647	32,064
Basic earnings per share	$0.23	$1.21	$1.26	$2.54
Diluted earnings per share	$0.23	$1.14	$1.24	$2.35
Dividends declared per share	$0.55	—	$1.10	—

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained Earnings	Total
Balance as of January 1, 2005	49,849,386	$498	$625,123	$(3,842)	$(114,641)	$111,791	$618,929
Issuance of common stock	130,749	2	2,013	—	—	—	2,015
Compensation expense	—	1	2,061	—	—	—	2,062
Share-based compensation tax benefit	—	—	3,536	—	—	—	3,536
Cumulative effect of change in accounting principle (SFAS 123(R))	—	—	(31)	—	—	—	(31)
Dividends declared ($1.10 per share)	—	—	—	—	(55,754)	—	(55,754)
Comprehensive income: Net income	—	—	—	—	—	62,743
Mortgage bonds:
Change in unrealized loss	—	—	—	(161)	—	—
Reclassification adjustment	—	—	—	346	—	—
Tax effect	—	—	—	7	—	—
Cash flow hedging instruments:
Change in unrealized gain	—	—	—	25,151	—	—
Reclassification adjustment	—	—	—	1,179	—	—
Tax effect	—	—	—	252	—	—
Total comprehensive income	—	—	—	26,774	—	62,743	89,517
Balance as of September 30, 2005	49,980,135	$501	$632,702	$22,932	$(170,395)	$174,534	$660,274

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income from operations	$62,743	$75,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,200	28,009
Deferred income taxes	(17,549)	(9,914)
Impairment of assets	6,812	9,485
Gain from sale of assets	(2,451)	(3,079)
Provision for mortgage loan losses	38,551	28,768
Compensation expense recognized under share-based compensation plans	2,061	3,880
Provision for (recovery of) advanced interest losses	34	(1,067)
Cumulative effect of change in accounting principle	(31)	—
Increase in servicing related advances	(42,683)	(12,832)
Increase in accrued interest receivable	(652)	(2,687)
(Decrease) increase in accrued interest payable	(1,001)	514
Increase in trustee receivable	(18,055)	(24,990)
Net change in other assets and other liabilities	16,398	11,332
Net cash provided by operating activities	110,377	102,844
Investing Activities:
Purchase and origination of mortgage loans	(2,470,538)	(2,763,453)
Principal payments received on mortgage loan portfolio	1,889,215	1,521,305
Proceeds from the sale of mortgage loans	251,264	205,214
Proceeds from the sale of real estate owned	41,792	42,347
(Increase) decrease in restricted cash	(140,738)	202
Principal payments received on mortgage bonds	—	3,584
Acquisition of mortgage servicing rights	(78,727)	(52,315)
Capital expenditures	(9,100)	(5,332)
Net cash used in investing activities	(516,832)	(1,048,448)
Financing Activities:
Proceeds from issuance of securitization financing	3,017,620	2,328,185
Debt issuance costs	(11,056)	(25,420)
Principal payments on securitization financing	(2,073,236)	(1,582,395)
(Repayment) borrowings of warehouse financing, net	(456,546)	212,811
Proceeds from (purchases of) derivative instruments	8,962	(6,245)
Proceeds received from issuance of stock	2,015	426,786
Payment of expenses related to REIT conversion and stock issuance	—	(30,621)
Payment of merger consideration	—	(131,376)
Repayment of note payable	—	(25,000)
Payment of dividends	(84,663)	—
Net cash provided by financing activities	403,096	1,167,166
Net (decrease) increase in cash	(3,359)	221,562
Cash at beginning of period	12,852	5,245
Cash at end of period	$9,493	$226,807
Supplemental Cash Flow Information:
Cash paid for interest	$(210,190)	$(128,163)
Cash received (paid) for taxes	$7,143	$(32,673)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$63,143	$69,864

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.  The unaudited consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

During the third quarter of 2005, the Company recorded a cumulative adjustment to increase income tax benefit and increase deferred tax asset of approximately $3.7 million to correct the amortization of the net prepaid liability created by the tax on intercompany gains and losses related to the sales of mortgage loans and servicing advance receivables from the taxable REIT subsidiary to the qualified REIT subsidiary. The Company does not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the quarters ended September 30, 2004; December 31, 2004; March 31, 2005; and June 30, 2005; as of and for the year ended December 31, 2004; nor is the cumulative adjustment recorded in the third quarter of 2005 expected to be material, in the aggregate, to the financial statements as of and for the year ending December 31, 2005. The adjustment had no impact on cash flows, taxable income or the amount of dividends declared for any of these periods.

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

The Company recorded $1.2 million of expense during the third quarter of 2005 relating to a change in accounting estimate for its deferral of certain direct loan origination costs. This change in estimate decreased net income by $1.2 million and reduced basic and diluted earnings per share by $0.02.

(c)  Stock Options

The Company adopted SFAS 123(R) Share Based Payment on April 1, 2005 to account for its two share-based compensation plans, namely its Stock Incentive Plan and its Employee Stock Purchase Plan. The effect of this change from applying the original provisions of SFAS 123 had an immaterial effect on income before income taxes, net income, and earnings per share, as described in further detail in Note 10. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operations and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $31.0 thousand as of April 1, 2005 to reflect the change in accounting for forfeitures. Pro forma calculations for prior periods for the cumulative effect of change in accounting principle are not required as the change in accounting for forfeitures related to restricted stock units granted during the first quarter of 2005.

In prior periods, the Company had elected to follow the intrinsic value method in accounting for stock options issued to employees and non-employee directors. Effective September 13, 2004, upon approval by Old Saxon’s shareholders of the merger agreement in connection with the REIT conversion, all then-outstanding stock options and restricted stock units immediately vested and were expensed at that time. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method to options granted to employees prior to September 30, 2004 using the Black-Scholes option-pricing model.

	Three Months Ended	Nine Months Ended
	September 30, 2004
	($ in thousands, except per share data)
Net income, as reported	$38,285	$75,425
Add: stock-based compensation expense included in reported net income, net of related tax effects	199	199
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,918)	(4,194)
Pro forma net income	$35,566	$71,430
Earnings per share:
Basic - as reported	$1.21	$2.54
Basic - pro forma	$1.11	$2.40
Diluted - as reported	$1.14	$2.35
Diluted - pro forma	$1.05	$2.22

(d) Reclassifications

Certain amounts for 2004 have been reclassified to conform to presentations adopted in 2005.

  (2) Subsequent Events

On October 12, 2005, a matter was filed in the Common Pleas Court for Cuyahoga County, Ohio as Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc., Case No. CV 05 574577. The plaintiffs filed this case as a class action, alleging, on behalf of themselves and similarly situated Ohio borrowers, that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

On October 27, 2005 the Company entered into a new $300.0 million repurchase facility with Greenwich Capital Financial Products, Inc. due to expire on September 28, 2006. The new facility provides the Company with the ability to finance first and second lien mortgage loans and to finance mortgage bonds. In conjunction with the new facility, the existing $150.0 million and $175.0 million facilities with Greenwich Capital Financial Products, Inc. were both terminated.

On October 18, 2005, the Company granted 70,000 restricted stock units to some of the Company’s employees. The restricted stock units will vest on the fifth anniversary of the date of grant. The grantees of the restricted stock units will be entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

On October 18, 2005, the Company declared a quarterly dividend of $0.50 per share of common stock payable on November 10, 2005 to shareholders of record as of the close of business on October 28, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic:
Net income	$11,610	$38,285	$62,743	$75,425
Weighted average shares outstanding	49,942	31,525	49,892	29,637
Earnings per share	$0.23	$1.21	$1.26	$2.54

Diluted:
Net income	$11,610	$38,285	$62,743	$75,425
Weighted average shares outstanding	49,942	31,525	49,892	29,637
Dilutive effect of stock options, warrants and restricted stock units	784	2,040	755	2,427
Weighted average shares outstanding - diluted	50,726	33,565	50,647	32,064
Earnings per share	$0.23	$1.14	$1.24	$2.35

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2004 were comprised of the following:

	September 30, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,928,360	$5,123,071
Unsecuritized mortgage loans - principal balance	212,630	782,716
Premiums, net of discounts	88,953	75,562
Hedge basis adjustments	25,055	30,245
Deferred origination costs, net of deferred fees	12,342	11,288
Purchase accounting fair value adjustments	2,916	4,738
Total	$6,270,256	$6,027,620

During the three months ended September 30, 2005, the Company completed the final funding of SAST 2005-2 ($203.0 million in principal balances and $2.8 million in unamortized basis adjustments) and the initial funding of SAST 2005-3 ($759.4 million in principal balances and $9.2 million in unamortized basis adjustments).

From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to mortgage loans sold during the periods presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$¾	$¾	$98,786	$69,274
Conforming first lien mortgages (1)	12,758	1,270	52,845	2,205
Second lien mortgages	21,636	42,312	85,871	94,584
Delinquent mortgage loans (2)	¾	10,142	8,812	34,607
Total mortgage loans sold	34,394	53,724	246,314	200,670
Plus basis adjustments	426	579	2,521	1,496
Less: cash received	(34,867)	(54,523)	(251,263)	(205,214)
Gain on sale of mortgage loans (2)(3)	$47	$220	$2,428	$3,048
___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of assets of $44 thousand, $2.5 million, and $3.1 million on the consolidated statements of operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 and 2004, respectively, includes the gain (loss) recognized on sale of other assets.

(5) Allowance for Loan Loss

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including contractual delinquency status, historical loss experience, and catastrophic environmental influences or natural disasters - see Note 9 for further details. The allowance for loan loss is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance	$36,278	$34,032	$37,310	$43,369
Provision for mortgage loan losses (1) (2)	21,515	14,192	38,585	27,702
Charge-offs	(8,618)	(11,908)	(26,720)	(34,755)
Ending balance	$49,175	$36,316	$49,175	$36,316
________________
(1)
Includes $2.1 million and $(0.5) million for the three months ended September 30, 2005 and 2004, respectively, and $34 thousand and $(1.1) million for the nine months ended September 30, 2005 and 2004, respectively, related to the provision/(recovery) of the allowance for advanced interest paid to securitization trusts. This amount is included as a component of interest income in the consolidated statements of operations.

(2)	Includes $6.8 million for the three and nine months ended September 30, 2005 with respect to probable losses incurred due to Hurricane Katrina.

(6) Mortgage Servicing Rights

As of September 30, 2005, the aggregate fair value of the mortgage servicing rights (MSRs) was $171.0 million, compared to $155.1 million as of December 31, 2004. The Company recognized a permanent impairment during the first nine months of 2005 due to significant prepayment experience in certain underlying loans and recognized a temporary impairment relating to lower valuations of MSRs in the marketplace. The Company also recognized temporary impairments during the three months ended September 30, 2005 relating to hurricane-related factors - see Note 9 for further details. The following table summarizes activity in mortgage servicing rights and its related valuation allowance for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance of MSRs, gross	$135,122	$50,035	$106,619	$41,942
Purchased	26,729	37,489	78,727	52,315
Amortization	(13,410)	(5,139)	(33,931)	(11,872)
Charge-offs	(419)	(755)	(3,393)	(755)
Ending balance of MSRs, gross	$148,022	$81,630	$148,022	$81,630
Beginning balance of valuation allowance	(6,083)	(5,337)	(7,624)	(687)
Impairment	(3,415)	(2,113)	(4,848)	(6,763)
Charge-offs	419	755	3,393	755
Ending balance of valuation allowance	$(9,079)	$(6,695)	$(9,079)	$(6,695)
MSRs, net	$138,943	$74,935	$138,943	$74,935

As of September 30, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
October 2005 through December 2005	$13,855
2006	49,994
2007	30,613
2008	19,371
2009	12,329
Thereafter	21,860
Total	$148,022

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$122,473	$282,092
Repurchase agreements - loans and mortgage bonds (1)(2)	21,627	318,554
Securitization financing - servicing advances	165,147	117,988
Securitization financing - loans and real estate owned	6,030,270	5,125,572
Securitization financing - net interest margin	¾	14,784
Total	$6,339,517	$5,858,990
___________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	As of September 30, 2005 and December 31, 2004, amounts outstanding of $1.0 million and $1.1 million were borrowed against an uncommitted facility.

The following table summarizes the Company’s contractual obligations with respect to these facilities as of September 30, 2005:

As of September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$122,473	$122,473	$—	$—	$—
Repurchase agreements - loans and mortgage bonds (1)	21,627	21,627	—	—	—
Securitization financing - servicing advances	165,147	25,147	55,000	85,000	—
Securitization financing - loans and real estate owned (2)	6,030,270	2,400,559	3,003,763	536,782	89,166
Total contractual cash obligations	$6,339,517	$2,569,806	$3,058,763	$621,782	$89,166
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	Amounts shown are estimated debt payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Interest Expense
Warehouse financing	$126	$1,099	$2,307	$2,309
Repurchase agreements	3,258	2,354	7,357	5,676
Securitization financing	64,594	32,820	172,949	94,805
Note payable	—	448	—	1,443
Other	1,098	1,212	3,202	2,912
Total	$69,075	$37,933	$185,815	$107,145

Weighted Average Cost of Funds
Warehouse financing	0.28%	2.10%	1.70%	1.92%
Repurchase agreements	4.22%	2.35%	3.80%	2.01%
Securitization financing	4.50%	2.60%	4.03%	2.67%
Note payable	—	8.00%	—	8.00%
Total	4.44%	2.68%	4.02%	2.71%

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of September 30, 2005, the Company was in compliance with all covenants under the respective borrowing agreements.

 (8) Derivatives

The Company accounts for the majority of its existing derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. As of September 30, 2005 and December 31, 2004, the net fair value of the Company’s derivatives totaled $28.7 million and $10.0 million, respectively. As of September 30, 2005 and December 31, 2004, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $20.5 million with a tax benefit of $2.7 million and $(5.8) million with a tax benefit of $2.3 million, respectively. Accumulated other comprehensive income (loss) related to cash flow hedging is accreted (amortized) into earnings through interest expense as the hedged item affects earnings. The effect of net amortization of the accumulated other comprehensive income on earnings for the next twelve months is expected to be $9.6 million of income, depending on future repayment of debt and future changes in hedge values. The maximum term over which the Company is hedging its exposure for forecasted transactions is 60 months. Hedge ineffectiveness resulted in $105.4 thousand of income and $105.2 thousand of expense for the three months ended September 30, 2005 and 2004, respectively. Hedge ineffectiveness resulted in $134.1 thousand of expense and $113.6 thousand of expense for the nine months ended September 30, 2005 and 2004, respectively. These ineffective portions are included as part of other expense on the consolidated statements of operations.

In addition, as of September 30, 2005, the Company had fourteen derivative contracts included in the net fair value of the Company’s derivatives in the amount of $0.3 million that did not qualify for hedge treatment. The changes in fair value of these contracts offset one another; therefore, they had no net impact on the statement of operations.

As of September 30, 2005 and December 31, 2004, the Company had $25.1 million and $30.2 million, respectively, of basis adjustments on mortgage loans related to previous fair value hedging activity. These basis adjustments are amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

(9) Commitments and Contingencies

Mortgage Loans

As of September 30, 2005 and December 31, 2004, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $261.8 million and $240.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In connection with the approximately $433.6 million of mortgage loans securitized in off-balance sheet transactions from May 1996 to July 5, 2001 which are still outstanding as of September 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of September 30, 2005 those subsidiaries neither had nor expect to incur any material obligation to remove any such loans, or to provide any such indemnification.

Mortgage Servicing Rights

The Company has committed to purchase the rights to service an additional unpaid principal balance of $1.1 billion of third party mortgage loans during the fourth quarter of 2005, of which $0.2 billion has been purchased during October 2005 for approximately $1.1 million.

Impact of Hurricane Katrina

In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. The Company is in the process of evaluating its mortgage loan portfolio in the affected areas for collectibility and evaluating its MSRs and real estate owned for impairment. The percentage of our mortgage loan portfolio and our loans underlying the MSRs in the federally declared disaster areas is 2% and 1%, respectively. Assessing the extent to which insurance coverage exists may be challenging. Also, many insurance policies exclude coverage for flood damage. Therefore, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments of how much of the damage was due to wind versus flooding. Estimates of the full extent of real estate losses may take some time to tally. Furthermore, the Company believes that the impact of the hurricane may pose additional risks and uncertainties for its servicing and portfolio business segments, including: increase in tax and insurance advance costs; conflicts of claim management between homeowners insurance and flood policy insurance; delinquency and foreclosure advance costs on losses on mortgage loans secured by homes that might be damaged beyond repair; and an increase in non-payment of mortgage loans due to the displacement of homeowners and their inability to make their mortgage payments. The collectibility of the Company’s mortgage loan portfolio and valuation of the Company’s MSRs and real estate owned may be impacted by this exposure due to higher delinquency and foreclosure rates, increased servicer advances due to non-payment of mortgage loans, increased loss severities, and added servicing costs needed to effectively and efficiently service these loans as these loans will require increased contact with the borrower to ensure that timely payments are rendered. Foreclosure timelines are likely to lengthen as a result of increased conflict between insurers and homeowners relating to coverage under applicable flood or homeowners insurance policies.

While the ultimate impact of Hurricane Katrina on the Company’s business is uncertain, it could result in a material adverse effect on the Company’s financial position and results of operations. As of September 30, 2005, the total recorded investment in impaired loans within our mortgage loan portfolio related to Hurricane Katrina is $114.2 million. The Company has recorded accruals for losses that it considers to be probable and that can be reasonably estimated. During the third quarter of 2005, the Company recorded a reserve of $6.8 million in connection with estimated losses in its mortgage loan portfolio due to Hurricane Katrina. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which the Company had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated and a range of estimated percentage of loss severity was applied using different insurance coverage scenarios. This analysis yielded a range of possible loss estimates from $1.4 million to $9.4 million, with a best estimate of $6.8 million calculated using what the Company believes is the most probable loss severity and insurance coverage scenarios. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this reserve will be revised accordingly.

The Company has also recorded an additional MSR impairment related to the foregoing matter of $0.4 million. This amount was determined based on an analysis of the specific pool of serviced mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool of serviced loans’ unpaid principal balances were accumulated and a percentage of loss was then applied to each segment to determine the amount of loan principal at risk. The resulting amount of loan principal at risk was then applied to the total MSR balance to determine the impact of impairment. This analysis yielded a range of possible loss estimates from $0.4 million to $0.5 million, with the lowest end of the range representing what the Company believes is the best estimate within the range, given the uncertain nature of the final outcome. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this estimate will be revised accordingly.

 No specific provision was recorded for the Company’s real estate owned properties as the Company’s analysis indicated that none of these properties are in the flooded areas.

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

Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al., previously described in Part I, Item 3 of the Company’s 2004 Form 10-K. On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended September 30, 2005. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying consolidated financial statements.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The Plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by the Company’s subsidiary, America’s MoneyLine, Inc. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying consolidated financial statements.

The Company is also subject to other legal proceedings arising in the normal course of business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on the Company’s financial position or results of operations.

(10)  Share-Based Compensation Plans

Compensation cost that has been charged against income for the Company’s share-based compensation plans was $1.5 million and $3.6 million for the three months ended September 30, 2005 and 2004, respectively, and $3.1 million and $4.9 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The following table summarizes the transactions relating to the Company’s stock options for the nine months ended September 30, 2005.

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2004 (includes 11,000 options with a remaining contractual life of 6.8 years currently exercisable under the Stock Incentive Plan)	11,000	$10.10
Options granted	—	$—
Options exercised	(5,000)	$10.10
Options cancelled	—	$—
Options outstanding, September 30, 2005 (includes 6,000 options with a remaining contractual life of 6.1 years currently exercisable under the Stock Incentive Plan)	6,000	$10.10

Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2005 and 2004, was $50.5 thousand and $39.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under share-based payment arrangements totaled $1.3 thousand and $19.7 million, respectively for the nine months ended September 30, 2005 and 2004. The total intrinsic value of options exercised during the first nine months of 2005 and 2004 was $34.7 thousand and $69.9 million, respectively.

Restricted Stock Units - In the first quarter of 2005, the Company granted an aggregate of 789,500 restricted stock units to some of the Company’s employees, including each executive officer. The restricted stock units will vest on the fifth anniversary of the date of grant. In addition, the Company granted an aggregate of 80,000 restricted stock units to its four non-employee directors. The restricted stock units related to the non-employee directors will vest in four equal annual installments on each of the four anniversaries of the date of grant. The grantees of the restricted stock units are entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for outstanding restricted stock units over their vesting periods for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the common shares underlying the restricted stock units on the grant date. As of September 30, 2005, there was $12.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years.

The Company recorded $0.5 million in reduction of expense during the third quarter of 2005 related to a change in the accounting for forfeitures of restricted stock units following the Company’s adoption of SFAS 123(R).

A summary of the status of the Company’s nonvested restricted stock units as of September 30, 2005, and changes during the nine months ended September 30, 2005, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2005	—	$—
Granted	869,500	$21.50
Vested	(50,000)	$21.50
Forfeited	(64,500)	$21.50
Non-vested at September 30, 2005	755,000	$21.50

      Warrants - In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to

purchase an aggregate of 1,200,000 shares of our common stock, of which 1,192,000 have been exercised as of September 30, 2005. The 8,000 remaining warrants have an exercise price of $10.00 per share and are exercisable until they expire on July 6, 2006.

Employee Stock Purchase Plan - The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation will be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Employee Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay during each offering period to purchase common stock. Purchases are made on the last trading day of the offering period. The per share purchase price is 85% of the last transaction price per share of the Company’s common stock on the last trading day of the offering period. The Company recognizes compensation expense for its Employee Stock Purchase Plan for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase.

The Company began recognizing compensation expense for its Employee Stock Purchase Plan with the adoption of SFAS 123(R) for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase, as a result of which the Company incurred $49.1 thousand of expense during the third quarter 2005.

Activity related to the Company’s Employee Stock Purchase Plan for the periods presented is as follows:

	Shares Issued	Issuance Price	Proceeds
	(amounts in thousands, except issuance price)
For the Nine Months Ended September 30, 2005:
March 31, 2005	29.7	$14.62	$433.5
June 30, 2005	18.5	$14.51	$267.9
September 30, 2005	27.6	$10.07	$278.3

(11) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the three and nine months ended September 30, 2004 has been restated to reflect a change in the composition of its reportable segments.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The portfolio segment also records servicing expense associated with servicing its mortgage loan portfolio. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its nine branch offices. The mortgage loan production segment also records interest income, interest expense, servicing expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. This segment also collects revenues such as origination and underwriting fees and certain other nonrefundable fees that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms.

	Three Months Ended September 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$107,482	$4,075	$(17)	$4,145	$115,685
Interest expense	(68,044)	(2,371)	—	1,340	(69,075)
Net intercompany interest	(500)	829	(329)	—	—
Net interest income	38,938	2,533	(346)	5,485	46,610
Provision for mortgage loan losses	(18,900)	(469)	—	—	(19,369)
Net interest income after provision for mortgage loan losses	20,038	2,064	(346)	5,485	27,241
Servicing income, net of amortization and impairment	—	—	26,321	(7,257)	19,064
Gain (loss) on sale of mortgage assets	3	15,214	(5,277)	(9,896)	44
Total net revenues	20,041	17,278	20,698	(11,668)	46,349
Operating expenses	12,859	23,848	12,375	(9,282)	39,800
Other expense (income)	985	(1,655)	305	1,618	1,253
Income (loss) before taxes	6,197	(4,915)	8,018	(4,004)	5,296
Income tax expense (benefit)	255	(2,002)	3,266	(7,833)	(6,314)
Net income (loss) before cumulative effect of change in accounting principle	$5,942	$(2,913)	$4,752	$3,829	$11,610

	Three Months Ended September 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$91,720	$9,838	$—	$(1,901)	$99,657
Interest expense	(35,022)	(3,108)	(113)	310	(37,933)
Net intercompany interest	775	(1,871)	1,096	—	—
Net interest income	57,473	4,859	983	(1,591)	61,724
Provision for mortgage loan losses	(13,639)	(1,091)	—	—	(14,730)
Net interest income after provision for mortgage loan losses	43,834	3,768	983	(1,591)	46,994
Servicing income, net of amortization and impairment	—	—	11,431	(3,060)	8,371
Gain (loss) on sale of mortgage assets	(4,940)	9,992	(3,543)	(1,289)	220
Total net revenues	38,894	13,760	8,871	(5,940)	55,585
Operating expenses	19,187	16,993	9,741	(10,555)	35,366
Other expense (income)	1,618	(735)	192	(97)	978
Income (loss) before taxes	18,089	(2,498)	(1,062)	4,712	19,241
Income tax expense (benefit)	(19,503)	(993)	(422)	1,874	(19,044)
Net income (loss)	$37,592	$(1,505)	$(640)	$2,838	$38,285

	Nine Months Ended September 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$316,147	$14,388	$(39)	$10,890	$341,386
Interest expense	(181,180)	(7,287)	—	2,652	(185,815)
Net intercompany interest	(561)	991	(430)	—	—
Net interest income	134,406	8,092	(469)	13,542	155,571
Provision for mortgage loan losses	(37,925)	(626)	—	—	(38,551)
Net interest income after provision for mortgage loan losses	96,481	7,466	(469)	13,542	117,020
Servicing income, net of amortization and impairment	—	—	70,622	(20,769)	49,853
Gain (loss) on sale of mortgage assets	55	53,275	(12,719)	(38,160)	2,451
Total net revenues	96,536	60,741	57,434	(45,387)	169,324
Operating expenses	34,249	65,125	35,220	(22,586)	112,008
Other expense (income)	2,028	(2,404)	620	2,303	2,547
Income (loss) before taxes	60,259	(1,980)	21,594	(25,104)	54,769
Income tax (benefit) expense	1,880	(806)	8,795	(17,812)	(7,943)
Net income (loss) before cumulative effect of change in accounting principle	$58,379	$(1,174)	$12,799	$(7,292)	$62,712

	Nine Months Ended September 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$260,380	$31,217	$11	$(1,901)	$289,707
Interest expense	(95,973)	(9,957)	(1,889)	674	(107,145)
Net intercompany interest	(1,680)	(1,724)	3,404	—	—
Net interest income	162,727	19,536	1,526	(1,227)	182,562
Provision for mortgage loan losses	(26,351)	(2,417)	—	—	(28,768)
Net interest income after provision for mortgage loan losses	136,376	17,119	1,526	(1,227)	153,794
Servicing income, net of amortization and impairment	—	—	34,287	(14,093)	20,194
Gain (loss) on sale of mortgage assets	(21,588)	29,468	(3,512)	(1,289)	3,079
Total net revenues	114,788	46,587	32,301	(16,609)	177,067
Operating expenses	55,588	48,454	24,010	(30,293)	97,759
Other expense(income)	2,987	(50)	703	(272)	3,368
Income (loss) before taxes	56,213	(1,817)	7,588	13,956	75,940
Income tax expense (benefit)	(7,330)	(723)	3,018	5,550	515
Net income (loss)	$63,543	$(1,094)	$4,570	$8,406	$75,425

Management evaluates assets only for the servicing and portfolio segments, and not for the production segment. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	September 30, 2005	December 31, 2004
Segment Assets:
Portfolio	$6,576,869	$6,184,859
Servicing	294,755	212,124
Total segment assets	$6,871,624	$6,396,983

Corporate assets	165,966	142,148
Total assets	$7,037,590	$6,539,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,”“will,”“expect,”“intend,”“should,”“anticipate,”“estimate,”“is likely to,”“could,”“are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors that might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:

·	changes in overall economic conditions or changes in interest rates;

·	our ability to successfully implement our growth strategy;

·	greater than expected declines in consumer demand for residential mortgage loans, particularly non-conforming loans;

·	our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;

·	continued availability of financing facilities and access to the securitization markets or other funding sources;

·	our ability to complete securitizations of our loans at favorable financing rates;

·	deterioration in the credit quality of our loan portfolio and the loan portfolios of others serviced by us;

·	lack of access to the capital markets for additional funding;

·	challenges in successfully expanding our servicing platform and technological capabilities;

·	changes to the rating of our servicing operation;

·	difficulty in satisfying complex rules in order for us to maintain qualification as a real estate investment trust, or REIT, for federal income tax purposes;

·	the ability of certain of our subsidiaries to qualify as qualified REIT subsidiaries for federal income tax purposes;

·	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

·	changes in federal income tax laws and regulations applicable to REITs;

·	increasingly stringent servicing termination trigger events;

·	increased prepayment speeds;

·	decreased valuations of our mortgage loan portfolio and MSRs due to catastrophic environmental influences or natural disasters such as hurricanes, tornados and earthquakes;

·	future litigation developments or regulatory or enforcement actions; and

·	increased competitive conditions or changes in the legal and regulatory environment in our industry.

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

Executive Summary

Company Overview

We are in the business of originating, securitizing, and servicing non-conforming mortgage loans, including sub-prime residential mortgage loans. We operate through three business segments. These segments are:

·	Portfolio Management, or our portfolio segment;

·	Mortgage Loan Servicing, or our servicing segment;

·	Mortgage Loan Operations, or our mortgage loan production segment;

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, retail, and correspondent channels, which we refer to collectively as our “mortgage loan production segment.” We earn most of our revenues from the interest income from those mortgages through our portfolio segment and from servicing loans for other companies through our servicing segment. We also earn revenues through whole loan sales of some of our mortgage loans. We pay interest to finance our mortgage loan portfolio and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We initially fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans. When our qualified REIT subsidiaries securitize our mortgage loans, they structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet.

In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we originate, but also may result in growth in our mortgage loan portfolio. Decreases also lead to increases in loan prepayments, which result in increases in prepayment penalty income, but decrease servicing income. In addition, decreases in interest rates reduce our cost to borrow, but generally lead to increases in our borrowings because loan originations tend to rise during periods of decreased interest rates.

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

In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches and centralized origination and back-end operations platforms we operate, the number of sales representatives we employ, the volume of third party servicing we acquire, the costs to comply with governmental regulations, and the costs of being a public company. As our loan production increases and our loan portfolio grows, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and others, by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses.

For the three months ended September 30, 2005 and 2004 we originated, purchased, or called approximately $0.8 billion and $1.0 billion, respectively, and securitized approximately $1.0 billion and $1.2 billion, respectively, of residential mortgage loans. For the nine months ended September 30, 2005 and 2004 we originated, purchased, or called approximately $2.4 billion and $2.7 billion, respectively, and securitized approximately $2.7 billion and $2.3 billion, respectively, of residential mortgage loans. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, which serve as servicer or master servicer of various securitized pools within our mortgage loan servicing portfolio. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. We did not exercise any clean-up call options during the first nine months of 2005.

We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially using one of several different secured and committed warehouse financing facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to September 30, 2005, we securitized approximately $21.8 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Mortgage Bankers Association of America website as of October 12, 2005, lenders in the United States originated $2.6 trillion in single-family mortgage loans in 2004. Approximately 44% of the loan originations in 2004 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates. As of October 12, 2005, lenders in the United States are expected to originate approximately $2.9 trillion in single-family mortgage loans in 2005. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates. We experienced a decrease of $151.8 million, or 15%, in our production volume to $847.8 million for the third quarter of 2005 compared to $999.6 million for the third quarter of 2004. Similarly, we experienced a decrease of $0.3 billion, or 11%, in our production volume to $2.4 billion for the first nine months of 2005 compared to $2.7 billion for the first nine months of 2004. Our production levels during the first nine months of 2005 were negatively impacted by the closing and/or divestiture of several of our retail branches, intense pricing competition existing in the marketplace throughout the first nine months of 2005 and the introduction of new products to the marketplace by our competitors.

The non-conforming, residential mortgage industry has become increasingly competitive in recent years. Today the industry is dominated by a small number of large companies. According to the B & C Lending Survey, the top three mortgage lenders controlled a combined 30% of the mortgage origination market as of June 30, 2005, up from 27% as of December 31, 2003, and up from 15% as of December 31, 1997. This market share domination has led to intense competition within the industry and has negatively impacted our profitability. Specifically, lenders in the industry have not raised interest rates in line with increases in market interest rates, which has reduced our net interest margin and negatively impacted our liquidity. Also, the introduction and concentration of interest-only products in 2004 and 40-year products in 2005 have negatively impacted spreads in the industry. We expect these trends to continue throughout 2005. To compete effectively, we will be required to achieve and maintain a high level of operational, technological and managerial expertise and efficiencies, as well as an ability to attract capital at a competitive cost.

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

Reconciliation of net losses on liquidated loans and charge-offs. We present a reconciliation of net losses on liquidated loans and charge-offs because management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to evaluate net losses on liquidated loans and the information is provided on a monthly basis to the investors in each securitization. GAAP requires losses to be recognized immediately upon a loan being transferred to REO, whereas net losses on liquidated loans do not recognize a loss on REO until the loan is sold. This causes a timing difference between charge-offs and net losses on liquidated loans. In addition, the net losses on liquidated loans exclude losses resulting from delinquent loan sales.

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

Reconciliation of GAAP net income to estimated tax net income. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including the following:

·	the provision for mortgage loan loss expense recognized for GAAP purposes is based upon our estimate of probable loan losses inherent in our current portfolio of loans held for investment, for which we have not yet recorded a charge-off (tax accounting rules allow a deduction for loan losses only in the period when a charge-off occurs);

·	there are several differences between GAAP and tax methodologies for capitalization of origination expenses; and

·	income of a taxable REIT subsidiary is generally included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income.

We expect that our REIT taxable income will continue to differ from our GAAP consolidated income, particularly during the period in which we build our mortgage loan portfolio.

Estimated REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Management believes that the presentation of REIT taxable income provides useful information to investors regarding our estimated annual distributions to our investors. The presentation of REIT taxable income is not to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2004 Form 10-K.

2005 Events and Outlook

During the third quarter of 2005, we made significant progress in increasing our staffing levels within our strategically located retail mortgage branches. Also, we have already begun to experience efficiencies and increased productivity from centralizing our wholesale and retail back-end operations during the first half of 2005 and expect this to continue in the future.

In the third quarter of 2005, we continued to experience an increase in short-term borrowing interest rates and faster prepayment speeds due to the popularity of interest-

only and other longer amortization products in the marketplace, and we continued to see a marked increase in competitive pricing, product, and credit exception practices within our industry. We also experienced an increase in the 2/3 year swap curve and six-month LIBOR curve, which positively impacted our hedge values. We anticipate these trends to continue through the remainder of the year.

During the third quarter of 2005, whole loan sale premiums continued to decline. If this trend continues, we may not utilize whole loan sales as a strategy for disposing of non-portfolio assets until the whole loan sale market provides economically attractive terms. In the meantime, we seek to avoid originating mortgage loans that are not suitable for our portfolio.

In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. We could incur significant losses as a result of this hurricane, which could have a material adverse effect on our financial position, results of operations and liquidity. Further details are discussed in “-- Consolidated Results.”

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

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

·	amortization of yield adjustments to net interest income;

·	allowance for loan loss;

·	mortgage servicing rights;

·	accounting for hedging activities;

·	deferral of direct loan origination costs; and

·	accounting for income taxes.

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

Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance of premiums to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. As of September 30, 2005, approximately 74% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these adjustable rate loans reach their initial adjustments during 2005 and 2006, due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. However, management expects that the amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which restricted the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans, effective July 1, 2003, could reduce the percentage of our loans with active prepayment penalty features in future periods. The constant prepayment rate, or CPR, currently used to project cash flows is 35% over twelve months. Actual prepayment penalty income is recorded when the cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, debt issuance costs, and accumulated other comprehensive income relating to cash flow hedging. These yield adjustments are amortized against interest expense over the life of the debt, in a manner similar to that described above, using the interest method based on the estimated payments on the debt.

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

Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to real estate owned (REO) status. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay and the underlying value of the collateral. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we will adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

During the third quarter of 2005, we recorded a reserve of $6.8 million in connection with estimated losses in our mortgage loan portfolio due to Hurricane Katrina. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which we had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated and a range of estimated percentage of loss severity was applied using different insurance coverage scenarios. This analysis yielded a range of possible loss estimates from $1.4 million to $9.4 million, with a best estimate of $6.8 million, calculated using what we believe to be the most probable loss severity and insurance coverage scenarios. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this reserve will be revised accordingly.

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

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs. On a quarterly basis, we perform an impairment analysis using independent valuations that we obtain each quarter, and considering estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool to assess whether the impairment is temporary or permanent. If we conclude that the impairment is temporary, we establish a valuation allowance and record an expense. Charge-offs to the valuation allowance are recorded if we conclude that the impairment is permanent.

During the third quarter of 2005, we recorded an additional MSR impairment related to the damage caused by Hurricane Katrina of $0.4 million. This amount was determined based on an analysis of the specific pool of serviced mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool of serviced loans’ unpaid principal balances were accumulated and a percentage of loss was then applied to each segment to determine the amount of loan principal at risk. The resulting amount of loan principal at risk was then applied to the total MSR balance to determine the impact of impairment. This analysis yielded a range of possible loss estimates from $0.4 million to $0.5 million, with the lowest end of the range representing what we believe is the best estimate within the range, given the uncertain nature of the final outcome. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this estimate will be revised accordingly.

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

To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected and have demonstrated themselves to be highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. We consider the swap rate and Eurodollar prices used in our assessment and measurement of effectiveness to be the most appropriate data points to use given the characteristics of the derivative and hedged item. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our debt issued in a securitization transaction is also based on one-month LIBOR. Because our swaps and debt payments are based upon the same index on the same reset day, the change in the cash flows of the swaps are assumed by us to equal the change in cash flows of the hedged item. Likewise, when we use options, such as caps and floors, as a hedge, the change in the cash flows of the options are assumed to equal the change in cash flows of the hedged item, to the extent of the effective notional balance of the hedge, because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, the correlation calculation is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated by performing a regression analysis on a quarterly basis. Quarterly data points are selected and used in the regression analysis to determine a correlation percentage. The difference between a 100% correlation result (slope) and our actual correlation percentage is used to calculate the ineffective portion related to the Eurodollar futures, which is recorded as other expense in the Statement of Operations.

If we have been unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments is reflected in current period earnings, but the impact from the change in anticipated cash flows of the related liability is not, which creates an earnings mismatch. During the first nine months of 2005, certain of our derivative instruments did not qualify for hedge treatment. The changes in fair value of these contracts offset one another; therefore, they had no net impact on our earnings.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting estimate with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three and nine months ended September 30, 2005 as defined by GAAP. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of September 30, 2005, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

We have sought to comply with the REIT provisions of the Internal Revenue Code for the nine months ended September 30, 2005 and intend to continue to do so. Accordingly, we expect to not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stock ownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information about our critical accounting policies, refer to our 2004 Form 10-K.

Consolidated Results

Three and Nine Months Ended September 30, 2005 versus Three and Nine Months Ended September 30, 2004

Overview. Net income decreased $26.7 million, or 70%, to $11.6 million for the three months ended September 30, 2005 from $38.3 million for the three months ended September 30, 2004. Net income decreased $12.7 million, or 17%, to $62.7 million for the nine months ended September 30, 2005 from $75.4 million for the nine months ended September 30, 2004.

The decrease was primarily the result of a decrease in our net interest income after provision for mortgage loan losses and an increase in our total expenses. This decrease was partially offset by increases in servicing income. Overall, our net income was positively impacted by the growth in our mortgage loan and servicing portfolios and was negatively affected by an increase in one-month LIBOR rates, which significantly increased our borrowing costs while intense price competition has severely limited our ability to increase the interest rates we charge on our mortgage loans. To the extent that we continue to grow our mortgage loan and servicing portfolios, we would expect an increase in interest income and servicing income. However, if one-month LIBOR rates continue to rise and pricing pressures impede our ability to increase the interest rates we charge on our mortgage loans accordingly, the increased interest income would be offset by higher interest expense. Also, our ability to grow our mortgage loan portfolio could be negatively impacted by the intense pricing pressures currently being experienced in our industry.

Revenues

Total Net Revenues. Total net revenues decreased $9.3 million, or 17%, to $46.3 million for the three months ended September 30, 2005 from $55.6 million for the three months ended September 30, 2004. Total net revenues decreased $7.8 million, or 4%, to $169.3 million for the nine months ended September 30, 2005 from $177.1 million for the nine months ended September 30, 2004. The decrease in total net revenues was due primarily to a decrease in our net interest income relating to increased borrowing costs, and an increase in our provision for mortgage loan losses. These decreases were partially offset by an increase in our servicing income, net of amortization and impairment. During the last year, our interest income has not grown at the same rate as our interest expense. This lack of growth is due to the intense pricing competition affecting the sub-prime residential mortgage loan industry as well as the lowering of accretion on our hedges as they were negatively impacted by the flattening of the 2/3 year swap curve during the first half of 2005. However, this curve increased overall during the third quarter, positively impacting our hedge values.

Interest Income. Interest income increased $16.0 million, or 16%, to $115.7 million for the three months ended September 30, 2005, from $99.7 million for the three months ended September 30, 2004. Interest income increased $51.7 million, or 18%, to $341.4 million for the nine months ended September 30, 2005, from $289.7 million for the nine months ended September 30, 2004. The increase in interest income was due primarily to growth in our mortgage loan portfolio, as well as decreased amortization of our yield adjustments and our fair value hedges. This increase was partially offset by (1) the impact of lower weighted-average coupon rates (WAC) on our mortgage loans and (2) a decrease in prepayment penalty income. The WAC on our production for 2004 and for the first nine months of 2005, which represents 96% of our owned portfolio, was negatively impacted by prepayments on higher WAC loans, the resetting of adjustable rate mortgage loans in our portfolio as well as the intense pricing competition affecting the sub-prime residential mortgage loan industry. Competition had less of an effect on the WAC on our mortgage loans during the first nine months of 2004 compared to the intensely competitive environment we are currently experiencing in 2005. The components of these decreases are discussed in more detail below.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

As shown in the table below, compared to the three and nine months ended September 30, 2004, our interest income increased $13.1 million and $54.0 million for the three and nine months ended September 30, 2005, respectively, due to an increase in the size of our mortgage loan portfolio, and increased $3.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively, due to an increase in the WAC, net of amortization, on our mortgage loan portfolio.

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$3,078	$15,294	$18,372	$(2,106)	$58,431	$56,325
Warehouse loans	(143)	(2,157)	(2,300)	1,810	(4,537)	(2,727)
Mortgage bonds	179	14	193	546	144	690
Other	—	(27)	(27)	—	(36)	(36)
Total	$3,114	$13,124	$16,238	$250	$54,002	$54,252
Prepayment penalty income	—	—	(210)	—	—	(2,573)
			$16,028			$51,679

Interest Income Yield Analysis For the Three and Nine Months Ended September 30, 2005 and 2004

The following table presents the average yield on our interest-earning assets for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,132,934	$110,727	7.22%	$5,375,840	$98,572	7.33%
Less amortization of yield adjustments (1)	—	(3,420)	(0.22)%	—	(5,202)	(0.39)%
Less amortization of fair value hedges	—	(693)	(0.05)%	—	(3,039)	(0.23)%
	$6,132,934	$106,614	6.95%	$5,375,840	$90,331	6.71%
Add prepayment penalty income	—	9,071	0.59%	—	9,326	0.69%
Total interest-earning assets	$6,132,934	$115,685	7.54%	$5,375,840	$99,657	7.40%

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,070,007	$338,448	7.43%	$5,029,513	$294,881	7.82%
Less amortization of yield adjustments (1)	—	(16,284)	(0.36)%	—	(18,316)	(0.49)%
Less amortization of fair value hedges	—	(5,189)	(0.11)%	—	(13,887)	(0.37)%
	$6,070,007	$316,975	6.96%	$5,029,513	$262,678	6.96%
Add prepayment penalty income	—	24,411	0.54%	—	27,029	0.72%
Total interest-earning assets	$6,070,007	$341,386	7.50%	$5,029,513	$289,707	7.68%
_______________
(1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in gross interest income is consistent with the growth of our mortgage loan portfolio. Our gross mortgage loan portfolio increased $0.7 billion, or 13%, to $6.3 billion as of September 30, 2005 from $5.6 billion as of September 30, 2004. However, this growth was offset partially by the 39 basis point decrease in gross WAC for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to intense pricing competition, the liquidation of higher WAC loans, and the increase in the credit quality of our mortgage loan portfolio. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows and as the adjustable rate mortgage loans in our portfolio reset. This growth could be negatively impacted by continuation of the intense pricing pressures we are currently experiencing.

Amortization expense of yield adjustments decreased $1.8 million, or 35%, to $3.4 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004, and decreased $2.0 million, or 11%, to $16.3 for the nine months ended September 30, 2005 from $18.3 million for the nine months ended September 30, 2004. During the three and nine months ended September 30, 2005, the decrease in amortization expense of yield adjustments was due to a significant increase in the projected forward 6-month LIBOR curve.

The amortization expense of fair value hedges decreased $2.3 million, or 77%, to $0.7 million for the three months ended September 30, 2005 from $3.0 million for the three months ended September 30, 2004, and decreased $8.7 million, or 63%, to $5.2 million for the nine months ended September 30, 2005 from $13.9 million for the nine months ended September 30, 2004. The balance of our fair value hedges as of September 30, 2004 was $32.2 million compared to our balance of $25.1 million as of September 30, 2005. We expect amortization of fair value hedges to continue to decline in future years as we now use cash flow hedging for all hedging transactions that qualify for hedge accounting and, as a result, we expect that the balance of fair value hedges being amortized, which was $25.1 million at September 30, 2005, will continue to decrease.

Prepayment penalty income decreased $0.2 million, or 2%, to $9.1 million for the three months ended September 30, 2005 from $9.3 million for the three months ended September 30, 2004, and decreased $2.6 million, or 10%, to $24.4 million for the nine months ended September 30, 2005 from $27.0 million for the nine months ended September 30, 2004. Despite the return of faster prepayment speeds during the third quarter of 2005, we were unable to collect prepayment penalty income on a portion of our prepaid loans due to the amendment of government regulations related to the Alternative Mortgage Transactions Parity Act. We expect that these amendments could continue to reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our WAC on our securitizations has decreased since 2001 due to (1) our origination of higher credit grade mortgage loans from 2001 through the third quarter of 2005, (2) the prepayments of higher WAC loans; and (3) recent intense pricing competition. The WAC on future production could be negatively impacted by the intense pricing pressures and flattened yield curve if the current environment persists.

Our loan principal balance was composed of 68% adjustable rate loans and 32% fixed rate loans at September 30, 2005. The percentage of our adjustable rate loans in their reset period was 12% at September 30, 2005. The following tables set forth information about our securitized mortgage loan portfolio including those loans associated with our securitized REO properties as of September 30, 2005 and December 31, 2004.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Fixed Current Loan Principal Balance	Arm Current Loan Principal Balance	Percentage of Portfolio	Percentage of Original Remaining	Remaining WAC Fixed	Remaining WAC Arm
		($ in thousands)
September 30, 2005
SAST 2001-2	8/2/2001	$650,410	$104,500	$74,028	$30,472	2%	16%	9.22%	10.17%
SAST 2001-3	10/11/2001	$699,999	$94,606	$40,245	$54,361	2%	14%	9.93%	9.86%
SAST 2002-1	3/14/2002	$899,995	$160,066	$86,651	$73,415	3%	18%	8.88%	9.44%
SAST 2002-2	7/10/2002	$605,000	$117,792	$52,002	$65,790	2%	19%	8.95%	9.47%
SAST 2002-3	11/8/2002	$999,999	$229,180	$99,708	$129,472	4%	23%	8.33%	8.87%
SAST 2003-1	3/6/2003	$749,996	$221,300	$134,549	$86,751	4%	30%	7.39%	8.66%
SAST 2003-2	5/29/2003	$599,989	$181,103	$95,691	$85,412	3%	30%	7.23%	7.94%
SAST 2003-3	9/16/2003	$1,000,000	$406,334	$212,097	$194,237	7%	41%	7.19%	7.85%
SAST 2004-1	2/19/2004	$1,099,999	$558,433	$171,116	$387,317	9%	51%	7.82%	7.40%
SAST 2004-2	7/27/2004	$1,199,994	$787,680	$418,958	$368,722	13%	66%	6.97%	6.68%
SAST 2004-3	10/27/2004	$899,956	$639,496	$111,511	$527,985	11%	71%	7.80%	7.06%
SAST 2005-1	1/25/2005	$999,972	$808,574	$113,536	$695,038	14%	81%	7.39%	6.78%
SAST 2005-2	6//07/2005	$979,990	$906,830	$140,295	$766,535	15%	93%	7.51%	7.18%
SAST 2005-3	9/29/2005	$759,446	$756,074	$152,072	$604,002	13%	100%	7.19%	7.29%
Total		$12,144,745	$5,971,968	$1,902,459	$4,069,509
Less: unpaid principal balance of securitized REO properties			(43,608)
Total securitized loans			$5,928,360

December 31, 2004
SAST 2001-2	8/2/2001	$650,410	$142,563	$98,239	$44,324	3%	22%	9.35%	9.85%
SAST 2001-3	10/11/2001	$699,999	$141,710	$54,027	$87,683	3%	20%	10.01%	9.60%
SAST 2002-1	3/14/2002	$899,995	$247,779	$118,020	$129,759	5%	28%	8.87%	9.01%
SAST 2002-2	7/10/2002	$605,000	$192,448	$74,037	$118,411	4%	32%	8.87%	9.16%
SAST 2002-3	11/8/2002	$999,999	$352,051	$133,009	$219,042	7%	35%	8.34%	8.31%
SAST 2003-1	3/6/2003	$749,996	$344,066	$178,206	$165,860	7%	46%	7.45%	8.09%
SAST 2003-2	5/29/2003	$599,989	$317,171	$132,299	$184,872	6%	53%	7.30%	7.41%
SAST 2003-3	9/16/2003	$1,000,000	$616,099	$280,365	$335,734	12%	62%	7.23%	7.52%
SAST 2004-1	2/19/2004	$1,099,999	$835,925	$226,877	$609,048	16%	76%	7.85%	7.39%
SAST 2004-2	7/27/2004	$1,199,994	$1,097,890	$532,313	$565,577	21%	91%	7.02%	6.74%
SAST 2004-3	10/27/2004	$899,956	$877,628	$133,122	$744,506	17%	98%	7.87%	7.11%
Total		$9,405,337	$5,165,330	$1,960,514	$3,204,816
Less: unpaid principal balance of securitized REO properties			(42,259)
Total securitized loans			$5,123,071

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

We experienced an increase in prepayments of our mortgage loans during the third quarter of 2005 compared to the first and second quarters of 2005 and the fourth quarter of 2004. Refinancing activity continues to be strong due to an elevated home price index allowing borrowers to access the equity in their homes in the form of cash and also with the popularity of interest-only products. We expect our prepayment speeds to continue at generally the same levels in future periods if refinancing activity continues to be strong, particularly in light of the popularity of interest-only and longer amortization products in the marketplace.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
September 30, 2005
SAST 2001-2	8/2/2001	50.50%	30.58%	41.98%	30.48%	42.36%
SAST 2001-3	10/11/2001	29.58%	33.82%	49.04%	34.96%	43.47%
SAST 2002-1	3/14/2002	35.74%	33.50%	51.26%	31.88%	43.83%
SAST 2002-2	7/10/2002	14.98%	35.30%	50.12%	33.67%	43.45%
SAST 2002-3	11/8/2002	45.66%	32.77%	53.05%	30.73%	43.66%
SAST 2003-1	3/6/2003	61.13%	31.62%	57.37%	27.90%	46.33%
SAST 2003-2	5/29/2003	55.55%	35.48%	59.73%	28.72%	47.71%
SAST 2003-3	9/16/2003	61.98%	31.56%	50.20%	23.88%	40.95%
SAST 2004-1	2/19/2004	64.00%	29.91%	43.80%	24.77%	38.06%
SAST 2004-2	7/27/2004	62.53%	22.51%	39.81%	21.62%	37.24%
SAST 2004-3	10/27/2004	58.69%	—	—	16.13%	33.62%
SAST 2005-1	1/25/2005	60.55%	—	—	14.95%	29.55%
SAST 2005-2	6/07/2005	57.25%	—	—	7.75%	24.03%
SAST 2005-3	9/29/2005	63.88%	—	—	—	—

December 31, 2004
SAST 2001-2	8/2/2001	48.42%	36.11%	52.36%	30.75%	42.96%
SAST 2001-3	10/11/2001	25.67%	41.45%	50.46%	35.79%	42.73%
SAST 2002-1	3/14/2002	68.44%	34.12%	49.03%	31.29%	40.97%
SAST 2002-2	7/10/2002	60.73%	36.03%	47.77%	32.90%	39.90%
SAST 2002-3	11/8/2002	57.17%	38.17%	51.72%	30.56%	41.09%
SAST 2003-1	3/6/2003	75.10%	34.98%	49.58%	26.83%	40.17%
SAST 2003-2	5/29/2003	76.57%	31.87%	44.93%	25.88%	37.15%
SAST 2003-3	9/16/2003	71.35%	24.44%	41.52%	20.23%	35.48%
SAST 2004-1	2/19/2004	64.45%	—	—	18.89%	30.77%
SAST 2004-2	7/27/2004	62.73%	—	—	12.37%	22.62%
SAST 2004-3	10/27/2004	55.86%	—	—	1.77%	21.59%

Interest Expense. Interest expense increased $31.2 million, or 82%, to $69.1 million for the three months ended September 30, 2005 from $37.9 million for the three months ended September 30, 2004, and increased $78.7 million, or 73%, to $185.8 million for the nine months ended September 30, 2005 from $107.1 million for the nine months ended September 30, 2004. The table below presents the total change in interest expense for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt. Compared to the three and nine months ended September 30, 2004, our interest expense increased $27.4 million and $58.7 million for the three and nine months ended September 30, 2005, respectively, as a result of higher interest rates on our interest bearing liabilities and increased $3.8 million and $20.0 million for the three and nine months ended September 30, 2005, respectively, due to an increase in our borrowings.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$26,683	$5,091	$31,774	$55,106	$23,039	$78,145
Warehouse financing:
Lines of credit	(840)	(135)	(975)	(292)	289	(3)
Repurchase agreements	1,537	(633)	904	3,871	(2,190)	1,681
Other	—	(561)	(561)	—	(1,153)	(1,153)
Total	$27,380	$3,762	$31,142	$58,685	$19,985	$78,670

Interest Expense Yield Analysis For the Three and Nine Months Ended September 30, 2005 and 2004

As seen in the table below, our increase in interest expense was due primarily to the increase in the average yield on interest-bearing liabilities of 176 basis points and 131 basis points for the three and nine months ended September 30, 2005, respectively. One-month LIBOR rates increased 202 basis points from September 30, 2004 to September 30, 2005. Our average balance of borrowings increased $0.5 billion, or 9%, to $6.2 billion for the three months ended September 30, 2005 from $5.7 billion for the three months ended September 30, 2004, and increased $0.9 billion, or 17%, to $6.2 billion for the nine months ended September 30, 2005 from $5.3 billion for the nine months ended September 30, 2004 as a result of the growth in our mortgage loan portfolio. Our amortization of yield adjustments increased $10.9 million, or 151%, to $3.7 million net amortization for the three months ended September 30, 2005 from $(7.2) million net accretion for the three months ended September 30, 2004, and increased $27.6 million, or 138%, to $7.6 million net amortization for the nine months ended September 30, 2005 from $(20.0) million net accretion for the nine months ended September 30, 2004. Specifically, our amortization of debt issuance costs increased $4.5 million due to the issuance of new securitization debt in January, June, and September 2005. In addition, the accretion of premium on the interest only classes of certain of our bonds decreased $23.1 million due to the repayment of such bonds, partially offset by a decrease of $0.4 million in our amortization of bond discount.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$175,874	$1,465	3.26%	$204,261	$1,384	2.65%
Less compensating balance credits (1)	—	(1,339)	(2.98)%	—	(285)	(0.55)%
Net warehouse financing	175,874	126	0.28%	204,261	1,099	2.10%

Repurchase agreements	302,438	3,258	4.22%	392,017	2,354	2.35%

Securitization financing:
Gross	5,745,518	61,038	4.25%	5,044,790	41,511	3.29%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	3,735	0.26%	—	(7,165)	(0.57)%
Plus (less) amortization (accretion) of cash flow hedges (3)	—	(180)	(0.01)%	—	(1,526)	(0.12)%
Net securitization financing:	5,745,518	64,593	4.50%	5,044,790	32,820	2.60%

Notes payable	—	—	—	22,043	448	8.00%
Other expenses	—	1,098	—	—	1,212	—
Total interest-bearing liabilities	$6,223,830	$69,075	4.44%	$5,663,111	$37,933	2.68%

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$179,333	$4,961	3.65%	$158,219	$2,958	2.46%
Less compensating balance credits (1)	—	(2,654)	(1.95)%	—	(649)	(0.54)%
Net warehouse financing	$179,333	$2,307	1.70%	$158,219	$2,309	1.92%

Repurchase agreements	$255,098	$7,357	3.80%	$371,511	$5,676	2.01%

Securitization financing:
Gross	5,725,673	166,556	3.88%	4,726,198	116,345	3.28%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	7,572	0.18%	—	(20,044)	(0.57)%
Plus (less) amortization (accretion) of cash flow hedges (3)	—	(1,179)	(0.03)%	—	(1,496)	(0.04) %
Net securitization financing:	$5,725,673	$172,949	4.03%	$4,726,198	$94,805	2.67%

Notes payable	—	—	—	24,014	1,443	8.00%
Other expenses	—	3,202	—	—	2,912	—
Total interest-bearing liabilities	$6,160,104	$185,815	4.02%	$5,279,942	$107,145	2.71%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our debt.

(3)	Yield adjustments include accumulated other comprehensive income relating to cash flow hedging of our debt.

Net Interest Margin. Our net interest margin decreased to 3.0% for the three months ended September 30, 2005, from 4.6% for the three months ended September 30, 2004,

and decreased to 3.4% for the nine months ended September 30, 2005, from 4.8% for the nine months ended September 30, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, competitive pricing pressures, as well as our shift in credit mix to loans with lower WACs and prepayments of higher WAC loans. While there is an immediate impact on our net interest margin due to changes in one-month LIBOR, the impact of the anticipated changes in cash flows from our hedges is included in accumulated other comprehensive income, net of tax effect in shareholders’ equity on our consolidated balance sheets and is recognized into earnings over the expected life of the variable rate debt. This may result in short-term mismatches between the changes in our borrowing costs and the effect of our hedges, but over the term of the debt, we believe the hedges should effectively protect the interest margin. In the third quarter of 2005, our hedges positively impacted our net interest margin by one basis point as compared to twelve basis points in the third quarter of 2004.

The following table sets forth information about our securitized mortgage loan portfolio and our securitization financing as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(in thousands)
Collateral:
Fixed	$1,902,459	$1,960,514
Arm	4,069,509	3,204,816
Total	$5,971,968	$5,165,330

Financing:
Fixed	$695,109	$921,745
Arm	5,336,311	4,212,421
Total	$6,031,420	$5,134,166

 Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $4.7 million, or 32%, to $19.4 million for the three months ended September 30, 2005, from $14.7 million for the three months ended September 30, 2004, and increased $9.8 million, or 34%, to $38.6 million for the nine months ended September 30, 2005, from $28.8 million for the nine months ended September 30, 2004. We did not make any significant changes in our reserve methodologies or assumptions during the nine months ended September 30, 2005.

During the third quarter of 2005, we recorded a reserve of $6.8 million in connection with estimated losses in our mortgage loan portfolio due to the damage caused by Hurricane Katrina during August 2005. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which we had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated and a range of estimated percentage of loss severity was applied using different insurance coverage scenarios. This analysis yielded a range of possible loss estimates from $1.4 million to $9.4 million, with a best estimate of $6.8 million calculated using the most probable loss severity and insurance coverage scenarios. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this reserve will be revised accordingly.

The increase in the provision for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was also attributable to an increase in delinquencies in the 30-59 day delinquent category of $0.1 million, or 21%. Serious delinquencies remained relatively constant over this time period even as the mortgage loan portfolio continues to season. Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing a decrease in overall losses on our 2005, 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. We saw a decrease in serious delinquency rates and loss severities in our owned portfolio in the first nine months of 2005 compared to the first nine months of 2004. We believe this decrease was the result of the improved credit quality of our portfolio.

Two widely accepted methodologies of reporting delinquency data are the Mortgage Bankers Association (MBA) and the Office of Thrift Supervision (OTS) methods. The MBA methodology reports delinquencies as of month-end while the OTS methodology reports delinquencies as of the first day of the following month after payment is due. We believe the MBA method is more commonly used in conforming and jumbo mortgage markets while the OTS method is more commonly used in non-conforming and subprime mortgage markets. Reporting delinquencies as of the first of the month makes OTS reported loans appear one delinquency category better than the MBA method of reporting delinquencies as of month-end; therefore, we consider the MBA method to be a more conservative approach. The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio using the MBA method and is followed by a reconciliation between net losses on liquidated loans and charge-offs. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

Delinquency and Loss Experience Of Our Owned Portfolio

	September 30,
	2005	2004
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,185,969	$5,575,386
Delinquency (at period end):
30-59 days:
Principal balance	$357,960	$295,202
Delinquency percentage	5.79%	5.29%
60-89 days:
Principal balance	$85,159	$81,062
Delinquency percentage	1.38%	1.45%
90 days or more:
Principal balance	$40,316	$34,515
Delinquency percentage	0.65%	0.62%
Bankruptcies (1):
Principal balance	$125,780	$101,492
Delinquency percentage	2.03%	1.82%
Foreclosures:
Principal balance	$128,253	$122,074
Delinquency percentage	2.07%	2.19%
Real estate owned (2):
Principal balance	$46,310	$48,295
Delinquency percentage	0.75%	0.87%
Total seriously delinquent including real estate owned (3)(4)	$393,843	$369,488
Total seriously delinquent including real estate owned (3)(4)	6.37%	6.63%
Total seriously delinquent excluding real estate owned (4)	$347,533	$321,193
Total seriously delinquent excluding real estate owned (4)	5.62%	5.76%
Net losses on liquidated loans - quarter ended	$9,496	$10,862
Charge-offs - quarter ended (5)	$8,618	$11,908
Percentage of net losses on liquidated loans (6)	0.61%	0.78%
Percentage of charge-offs on liquidated loans (6)	0.56%	0.85%
Loss severity on liquidated loans (7)	37.32%	40.47%
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for September 30, 2005 and 2004 are $24.5 million and $13.6 million, respectively.

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
(4)
Total seriously delinquent including REO using the OTS method would be $303.3 million, or 4.90% as of September 30, 2005 and $289.4 million, or 5.19% as of September 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $257.0 million, or 4.16% as of September 30, 2005, and $243.1 million, or 4.36% as of September 30, 2004.

(5)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of net losses on liquidated loans to charge-offs below.
(6)	Annualized.
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

  Reconciliation of Net Losses on Liquidated Loans and Charge-offs

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)
Net losses on liquidated loans	$9,496	$10,862
Loan transfers to real estate owned	7,772	10,420
Realized losses on real estate owned	(7,789)	(9,139)
Timing differences between liquidation and claims processing	(258)	(496)
Interest not advanced on warehouse	(157)	(78)
Other	(446)	339
Charge-offs (1)	$8,618	$11,908
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Seriously Delinquent Percentage (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$55,056	$84,200	27.65%	25.59%	$52,006	$40,764
2002 Securitizations	89,513	133,014	17.65%	14.29%	38,848	26,896
2003 Securitizations	77,780	96,925	9.62%	6.55%	14,277	5,214
2004 Securitizations	111,326	43,757	5.61%	2.10%	5,907	171
2005 Securitizations	51,380	—	2.08%	—	506	—
Warehouse	8,788	11,592	4.11%	1.54%	5,332	4,909
Total	$393,843	$369,488	6.37%	6.63%	$116,876	$77,954
________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

  Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment increased $10.7 million, or 127%, to $19.1 million for the three months ended September 30, 2005 from $8.4 million for the three months ended September 30, 2004, and increased $29.7 million, or 147%, to $49.9 million for the nine months ended September 30, 2005 from $20.2 million for the nine months ended September 30, 2004. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $9.6 million and $20.1 million of amortization and impairment expense of MSRs for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, respectively. The increase in MSR amortization expense was due to an increase in the third party servicing rights balance from $81.6 million at September 30, 2004 to $148.0 million at September 30, 2005. The increase in MSR impairment was primarily a result of increased prepayment speeds and decreased valuations of MSR assets in the marketplace.

Due to the damage caused by Hurricane Katrina during August of 2005, we have recorded an additional MSR impairment of $0.4 million. This amount was determined based on an analysis of the specific pool of serviced mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool of serviced loans’ unpaid principal balances were accumulated and a percentage of loss was then applied to each segment to determine the amount of loan principal at risk. The resulting amount of loan principal at risk was then applied to the total MSR balance to determine the impact of impairment.

This analysis yielded a range of possible loss estimates from $0.4 million to $0.5 million, with the lowest end of the range representing what we believe to be the best estimate within the range, given the uncertain nature of the final outcome. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this estimate will be revised accordingly.

We expect our servicing income to increase as we continue to grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Nine months ended September 30, 2005 Compared to the Three and Nine months ended September 30, 2004

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Variance	2005	2004	Variance
	($ in thousands)
Average third party servicing portfolio	$20,283	$8,449	140%	$17,673	$6,458	174%
Average owned portfolio	$5,982	$5,298	13%	$5,983	$4,953	21%
Average total servicing portfolio	$26,264	$13,747	91%	$23,657	$11,411	107%
Gross servicing income	$35,889	$15,623	130%	$88,632	$38,830	128%
Amortization and impairment	$16,826	$7,252	132%	$38,779	$18,635	108%

Servicing fees - third party portfolio (1) (2)	51	64		52	64
Amortization and impairment- third party portfolio (1)	33	34		30	39
Other servicing income - total servicing portfolio (1)(3)	15	6		15	16
Servicing income - total servicing portfolio (1)	55	45		50	45
    ________________
(1)	Annualized and in basis points.
(2)	Includes master servicing fees.
(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Payroll and Related Expenses. Payroll and related expenses increased $1.6 million, or 8%, to $21.3 million for the three months ended September 30, 2005 from $19.7 million for the three months ended September 30, 2004. Specifically:

·
Salary, bonus, and related payroll expenses increased $1.6 million, or 10%, to $18.4 million for the three months ended September 30, 2005, from $16.8 million for the three months ended September 30, 2004. This increase was primarily attributable to an increase in our average headcount during the three months ended September 30, 2005.

·
Severance expense increased $1.1 million, or 1100%, to $1.2 million for the three months ended September 30, 2005, from $0.1 million for the three months ended September 30, 2004. The severance expense increase reflects the departures of our Executive Vice President, Capital Markets and our Senior Vice President and Corporate Strategies Director in July 2005.

·
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $2.2 million, or 27%, to $5.9 million for the three months ended September 30, 2005, from $8.1 million for the three months ended September 30, 2004, due to lower production volume during the third quarter of 2005 combined with the closing of fifteen retail branches since the third quarter of 2004 and the consequently lower deffered payroll costs.

·
The increase in payroll and related expenses for the three months ended September 30, 2005 was partially offset by a decrease in 1) commission expense of $1.1 million due to lower production volume during the third quarter of 2005 and 2) stock compensation expense of $2.2 million due to the vesting of all restricted stock units and options as a result of the REIT conversion in the third quarter of 2004.

Payroll and related expenses increased $6.4 million, or 12%, to $59.3 million for the nine months ended September 30, 2005 from $52.9 million for the nine months ended September 30, 2004. Specifically:

·
Salary, bonus, and related payroll expenses increased $4.0 million, or 8% to $55.1 million for the nine months ended September 30, 2005 from $51.1 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in our average headcount during the nine months ended September 30, 2005.

·
Our 401(k) company match expense increased $0.2 million, or 20%, to $1.2 million for the nine months ended September 30, 2005, from $1.0 million for the nine months ended September 30, 2004, as a result of increased employee participation in the 401(k) retirement plan.

·
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $5.9 million, or 24%, to $18.7 million for the nine months ended September 30, 2005, from $24.6 million for the nine months ended September 30, 2004, due to lower production volume during the nine months ended September 30, 2005 combined with the closing of fifteen retail branches since the third quarter of 2004 and the consequently lower deferred payroll costs.

·
The increase in payroll and related expenses for the nine months ended September 30, 2005 was partially offset by a decrease in 1) commission expense of $1.8 million due to lower production volume during the third quarter of 2005 and 2) stock compensation expense of $1.9 million due to the vesting of all restricted stock units and options as a result of the REIT conversion in the third quarter of 2004.

General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 18%, to $16.9 million for the three months ended September 30, 2005, from $14.3 million for the three months ended September 30, 2004. The increase was due primarily to an increase in accounting and consulting/outside services expense of $1.5 million as well as an increase of $1.1 million in rent expense.

General and administrative expenses increased $7.9 million, or 20%, to $48.3 million for the nine months ended September 30, 2005, from $40.4 million for the nine months ended September 30, 2004. The increase was due primarily to an increase in accounting, and consulting/outside services expense of $5.6 million as well as an increase of $2.4 million in lease and rental expenses.

The increase in lease and rental expenses for the three and nine months ended September 30, 2005 is primarily attributable to our new mortgage loan origination facility and second servicing site in Glen Allen, Virginia. Additionally, the term of our lease agreement for our principal executive facility has been extended to correspond to the term of our lease agreement for our new mortgage loan origination facility and second servicing site, which terminates in the third quarter of 2017.

Income Tax Expense (Benefit). We recorded a $6.3 million tax benefit for the three months ended September 30, 2005 compared to a $19.0 million tax benefit for the three months ended September 30, 2004. We recorded a $7.9 million tax benefit for the nine months ended September 30, 2005 compared to a $0.5 million tax expense for the nine months ended September 30, 2004. The significant income tax benefit recorded for the three months ended September 30, 2004 was the result of the impact of the structure and formation transactions related to our REIT conversion.

During the third quarter of 2005, we recorded a cumulative adjustment to increase income tax benefit and increase deferred tax asset of approximately $3.7 million to correct the amortization of the net prepaid liability created by the tax on intercompany gains and losses related to the sales of mortgage loans and servicing advance receivables from the taxable REIT subsidiary to the qualified REIT subsidiary. We do not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the quarters ended September 30, 2004; December 31, 2004; March 31, 2005 and June 30, 2005; as of and for the year ended December 31, 2004; nor is the cumulative adjustment recorded in the third quarter of 2005 expected to be material, in the aggregate, to the financial statements as of and for the year ending December 31, 2005. The adjustment had no impact on cash flows, taxable income or the amount of dividends declared for any of these periods.

Business Segment Results

We operate our business through three core business segments: portfolio; servicing; and mortgage loan production. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three and nine months ended September 30, 2005 and 2004. See Note 11 to our unaudited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. The portfolio segment also records servicing expense associated with servicing its mortgage loan portfolio. We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues for the portfolio segment decreased $18.9 million, or 49%, to $20.0 million for the three months ended September 30, 2005 from $38.9 million for the three months ended September 30, 2004. Total net revenues for the portfolio segment decreased $18.3 million, or 16%, to $96.5 million for the nine months ended September 30, 2005 from $114.8 million for the nine months ended September 30, 2004. The decrease in total net revenues was due to a decrease in net interest income after provision for mortgage loan losses resulting from the margin compression relating to intense pricing pressures and the increase in our borrowing costs due to the increase in one-month LIBOR.

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

Our loan servicing portfolio as of September 30, 2005 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	($ in thousands)
Owned Portfolio:
Saxon Capital, Inc. (1)	42,912	$6,185,969	23%	$144

Third Party Servicing:
Greenwich Capital, Inc.	59,279	$8,734,018		$147
Credit Suisse First Boston	36,288	5,997,350		165
Barclays Bank, PLC.	13,542	2,654,208		196
Bank of America	6,763	1,190,697		176
Dominion Capital	6,537	433,630		66
IXIS	3,313	597,968		180
Lehman Brothers	2,582	464,922		180
Fannie Mae	534	61,273		115
Dynex Capital, Inc.	311	27,290		88
Other investors	283	9,445		33
Total third party servicing	129,432	$20,170,801	77%	$156
Total	172,344	$26,356,770		$153
_________________
(1)	Includes loans we originated and purchased since July 6, 2001.

Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $6.2 billion, or 31%, to $26.4 billion as of September 30, 2005, from $20.2 billion as of December 31, 2004. The increase was due primarily to the origination and purchase of $2.4 billion of mortgage loans as well as the acquisition of servicing rights related to $16.0 billion of mortgage loans owned by non-affiliated companies during the first nine months of 2005. This increase was partially offset by prepayments and losses totaling $7.4 billion and principal payments on, and sales of loans from, our mortgage portfolio totaling $2.2 billion.

We believe we can continue to grow our mortgage loan servicing portfolio because the mortgage industry’s growth has continued to outpace the growth in servicing capacity available for non-conforming mortgage loans. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties.

We include all costs to service mortgage loans in our owned portfolio and our third party servicing portfolio within the servicing segment. We reduced our cost to service to 17 basis points for the three months ended September 30, 2005, from 20 basis points for the three months ended September 30, 2004, due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio in 2005.

Delinquency and Loss Experience Of Our Total Servicing Portfolio

We experienced an increase in seriously delinquent accounts for our mortgage loan servicing portfolio to 6.26% for the three months ended September 30, 2005 from 5.83% for the three months ended September 30, 2004. This was mainly a result of the increased use of forbearance plans to mitigate losses, which causes us to carry accounts in a delinquent category for the duration of the repayment plan, as well as the seasoning of the portfolio. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	September 30,
	2005	2004
Total Delinquencies and Loss Experience (1)	($ in thousands)

Total outstanding principal balance (at period end)	$26,356,770	$16,098,212
Delinquency (at period end):
30-59 days:
Principal balance	$1,515,753	$796,261
Delinquency percentage	5.75%	4.95%
60-89 days:
Principal balance	$414,500	$223,377
Delinquency percentage	1.57%	1.39%
90 days or more:
Principal balance	$248,530	$112,732
Delinquency percentage	0.94%	0.70%
Bankruptcies (2):
Principal balance	$397,545	$261,979
Delinquency percentage	1.51%	1.63%
Foreclosures:
Principal balance	$542,642	$286,823
Delinquency percentage	2.06%	1.78%
Real estate owned:
Principal balance	$157,192	$99,032
Delinquency percentage	0.60%	0.62%
Total seriously delinquent including real estate owned (3)(4)	$1,649,245	$939,282
Total seriously delinquent including real estate owned (3)(4)	6.26%	5.83%
Total seriously delinquent excluding real estate owned (4)	$1,492,053	$840,249
Total seriously delinquent excluding real estate owned (4)	5.66%	5.22%
Net losses on liquidated loans - quarter ended	$23,111	$22,060
Percentage of net losses on liquidated loans (5)	0.35%	0.55%
Loss severity on liquidated loans (6)	36.99%	46.49%
__________
(1)	Includes all loans we service.
(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for September 30, 2005 and 2004 are $87.8 million and $32.1 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(4)
Total seriously delinquent including REO using the OTS method would be $1.2 billion, or 4.63% as of September 30, 2005 and $711.5 million, or 4.42% as of September 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $1.1 billion, or 4.04% as of September 30, 2005, and $614.9 million, or 3.82% as of September 30, 2004.

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

Delinquency by Year Funded (1) (2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$10,467	1%	1.94%	31.30%
1997	$1,769,538	$41,798	2%	3.23%	38.91%
1998	$2,084,718	$91,152	4%	4.09%	39.52%
1999	$2,381,387	$188,299	8%	5.05%	41.72%
2000	$2,078,637	$207,628	10%	5.49%	43.69%
2001	$499,879	$60,123	12%	3.52%	68.25%
Post-divestiture:
2001	$1,833,357	$253,859	14%	3.58%	40.21%
2002	$2,484,074	$478,499	19%	1.47%	35.02%
2003	$2,842,942	$975,928	34%	0.34%	24.21%
2004	$3,764,628	$2,217,248	59%	0.04%	20.48%
2005	$2,440,750	$1,917,430	79%	—	18.55%
_________________
(1)	Includes loans originated or purchased by our predecessor and us.
(2)	As of September 30, 2005.
(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.
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

Mortgage Loan Production Segment

We evaluate the performance of our mortgage loan production segment based on production levels. We believe the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. Our mortgage loan production segment is composed of our wholesale, correspondent and retail business channels. It purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and originates non-conforming residential mortgage loans directly to borrowers through its retail branch offices. The mortgage loan production segment records interest income, interest expense, servicing expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. It also collects revenues, such as origination and underwriting fees and certain other non-refundable fees, which are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology in our mortgage loan production segment, as well as the reorganization of our wholesale and retail back-end operations and strategically located branch locations, we expect to see continued improvements in our loan production efficiency during the remainder of 2005.

Mortgage loan production was $847.8 million for the three months ended September 30, 2005, which represents a 15% decrease from the three months ended September 30, 2004 production of $999.6 million, which included $50.4 million in called loans. Mortgage loan production was $2.4 billion for the nine months ended September 30, 2005, which represents an 11% decrease from the nine months ended September 30, 2004 production of $2.7 billion, which included $0.2 million in called loans. We did not exercise any clean-up call options during the first nine months of 2005. Our wholesale mortgage loan production was $404.6 million for the three months ended September 30, 2005, a decrease of 2% from the three months ended September 30, 2004, and was $1.1 billion for the first nine months of 2005 as well as the first nine months of 2004.

Our retail channel loan production was $170.2 million for the three months ended September 30, 2005, a decrease of 31% from the three months ended September 30, 2004, and was $550.6 million during the first nine months of 2005, a decrease of 22% from the first nine months of 2004. Our correspondent flow mortgage loan production was $228.7 million for the three months ended September 30, 2005, a decrease of 14% from the three months ended September 30, 2004, and was $650.8 million during the first nine months of 2005, an increase of 11% from the first nine months of 2004. Our correspondent bulk mortgage loan production was $44.2 million for the three months ended September 30, 2005, a decrease of 5% from the three months ended September 30, 2004, and was $115.4 million during the first nine months of 2005, a decrease of 2% from the first nine months of 2004. In our correspondent channel, we continue to focus on growing the flow business while pursuing the bulk business when we consider market conditions to be advantageous.

Financial Condition

September 30, 2005 Compared to December 31, 2004

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.2 billion, or 3%, to $6.2 billion as of September 30, 2005 from $6.0 billion as of December 31, 2004. This increase was the result of the origination and purchase of $2.4 billion of mortgage loans offset by principal payments of $2.0 billion and loan sales of $0.2 million. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans. However, we anticipate the growth rate will be slower than historical growth rates as our portfolio ages, more seasoned mortgage loans are paid off, and as competition in our industry remains intense.

Allowance for Loan Loss. The allowance for loan loss increased $11.9 million, or 32%, to $49.2 million as of September 30, 2005 from $37.3 million as of December 31, 2004. The increase in the allowance for loan loss was attributable to a specific reserve recorded for Hurricane Katrina losses of $6.8 million, additional provisions of $31.8 million due to an increase in delinquencies, offset by charge-offs of $26.7 million from primarily our 2001 and 2002 securitizations, which were provided for in previous periods. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

Mortgage servicing rights, net. Mortgage servicing rights (MSRs), net increased $39.9 million, or 40%, to $138.9 million as of September 30, 2005 from $99.0 million as of December 31, 2004. This increase was primarily due to purchases of $78.7 million of rights to service $16.0 billion of mortgage loans during the first nine months of 2005. The increase in MSRs was partially offset by amortization of servicing rights of $33.9 million during the first nine months of 2005. Also, our valuation allowance increased $4.8 million as the result of: 1) decreased valuations of MSRs in the marketplace; 2) actual prepayment speeds being greater than projected during the first nine months of 2005 on certain aged third party servicing pools, and 3) probable losses relating to Hurricane Katrina. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We have committed to purchase the rights to service an additional $1.1 billion unpaid principal balance of third party mortgage loans during the remainder of 2005, of which $0.2 billion have been purchased in October 2005 for approximately $1.1 million.

Servicing Related Advances. Servicing related advances increased $42.7 million, or 38%, to $155.8 million as of September 30, 2005 from $113.1 million as of December 31, 2004. The increase was primarily due to the increase in our third party servicing balances, an increase in delinquencies in the third party servicing pools, and increased delinquencies related to Hurricane Katrina.

Trustee Receivable. Trustee receivable increased $18.0 million, or 16%, to $130.1 million as of September 30, 2005 from $112.1 million as of December 31, 2004. The increase was primarily due to the completion of three securitizations during the first nine months of 2005, as well as increased collections after the applicable trust cut-off date as a result of higher prepayment activity. On each payment date, the trust distributes securitization loan payments to the related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate that our trustee receivable balance will increase.

Other Assets. Other assets decreased $23.9 million, or 27%, to $65.8 million as of September 30, 2005 from $89.7 million as of December 31, 2004. The decrease in other assets is primarily the result of a decrease in our net current tax receivable balance of  $24.3 million. Additionally, we had decreases of $1.9 million in prepaid expenses and $0.7 million in our required cash margin account on derivative instruments. These decreases were partially offset by an increase in net capital expenditures of $4.4 million.

Warehouse Financing. Warehouse financing decreased $456.5 million, or 76%, to $144.1 million as of September 30, 2005 from $600.6 million as of December 31, 2004. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and mortgage loan production.

Securitization Financing. Securitization financing increased $0.9 billion, or 17%, to $6.2 billion as of September 30, 2005 from $5.3 billion as of December 31, 2004. This increase resulted primarily from the execution of three asset-backed securitizations, which resulted in debt being issued in the amount of $1.0 billion during the first quarter of 2005, $1.0 billion during the second quarter of 2005, and $0.9 billion during the third quarter of 2005. This increase was partially offset by debt and certificate payments of $2.1 billion. In general, we expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

Shareholders’ Equity. Shareholders’ equity increased $41.4 million, or 7%, to $660.3 million as of September 30, 2005, from $618.9 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to net income of $62.7 million and an increase in accumulated other comprehensive income of $26.8 million. These increases were partially offset by the declaration of $55.8 million in dividends.

Liquidity and Capital Resources

Cash decreased by $3.4 million during the nine months ended September 30, 2005 and increased by $221.6 million during the nine months ended September 30, 2004. The overall change in cash consisted of the following:
	Nine months ended September 30,
	2005	2004
	($ in thousands)
Cash provided by operations	$110,377	$ 102,844
Cash used by investing activities	(516,832)	(1,048,448)
Cash provided by financing activities	403,096	1,167,166
Increase (decrease) in cash	$(3,359)	$ 221,562

Operating Activities. Cash provided by operations for the nine months ended September 30, 2005 was $110.4 million, reflecting an increase of $7.6 million, or 7%, compared to the first nine months of 2004. Although our net interest margin decreased due to the increase in the cost of our borrowings, our adjustments to net income for noncash items such as depreciation and amortization as well as provision for mortgage loan losses increased by 136% and 34%, respectively. Further details are discussed in “-- Consolidated Results.”

Investing Activities. Cash used for investing activities was $516.8 million for the nine months ended September 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including basis adjustments totaled $2.5 billion for the nine months ended September 30, 2005. In addition, MSRs were purchased totaling $78.7 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.9 billion and proceeds from the sale of mortgage loans and REO which totaled $251.3 million and $41.8 million, respectively.

Restricted cash increased $140.7 million to $142.2 million at September 30, 2005 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a trust account and made available once all required mortgage loans have been included in the securitization. During the third quarter of 2005, the SAST 2005-3 securitization was closed, requiring a prefunding settlement. Because settlement had not occurred as of September 30, 2005, restricted cash increased.

Capital expenditures during the nine months ended September 30, 2005 were $9.1 million and were primarily related to the new mortgage loan origination facility and second servicing site as well as various information technology enhancements.

Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2005 was $403.1 million and was the result of proceeds from the issuance of securitization financing of $3.0 billion partially offset by principal payments on securitization financings of $2.1 billion, net repayment of warehouse financing of $456.5 million, payment of dividends of $84.7 million, and debt issuance costs of $11.1 million relating to the completion of three securitizations during the nine months ended September 30, 2005. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

Derivative financial instrument transactions during the nine months ended September 30, 2005 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in an increase in cash of $9.0 million.

Dividends. On July 19, 2005, we declared a dividend of $0.55 per common share payable on August 11, 2005 to stockholders of record as of the close of business on July 29, 2005. On October 18, 2005, we declared a dividend of $0.50 per common share payable on November 10, 2005 to shareholders of record as of the close of business on October 28, 2005. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of September 30, 2005 to be approximately $154.0 million. Under the commonly defined working capital definition, we calculated our working capital as of September 30, 2005 to be $291.7 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - September 30, 2005	Saxon Defined Working Capital (1)	Commonly Defined Working Capital (2)
	($ in thousands)
Unrestricted cash	$9,493	$9,493
Borrowing availability	73,650	—
Trustee receivable	—	130,117
Accrued interest receivable	—	56,784
Accrued interest payable	—	(7,044)
Unsecuritized mortgage loans - payments less than one year	193,295	216,311
Warehouse financing facility - payments less than one year	(122,473)	(144,100)
Servicing advances	—	155,812
Financed advances - payments less than one year	—	(25,147)
Securitized loans - payments less than one year	—	2,300,057
Securitized financing - payments less than one year	—	(2,400,559)
Total	$153,965	$291,724
_________________
(1)	Generally calculated as unrestricted cash and investments as well as unencumbered assets that can be pledged against existing committed facilities and converted to cash in five days or less.
(2)	Current assets less current liabilities.

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

Committed Facilities. There were several changes to our financing facilities during the third quarter of 2005:

·
Our $175.0 million facility with Greenwich Capital Financial Products, Inc. was amended on August 29, 2005 to extend the termination date to September 29, 2005 and was subsequently amended on September 29, 2005 to extend the termination date to October 28, 2005.

·
Our $150.0 million facility with Greenwich Capital Financial Products, Inc. was amended on August 29, 2005 to extend the termination date to September 29, 2005 and was subsequently amended on September 29, 2005 to extend the termination date to October 28, 2005.

As of September 30, 2005 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.7 billion. The table below summarizes our facilities and their expiration dates as of September 30, 2005. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank	$ 375,000	March 29, 2006
Greenwich Capital Financial Products, Inc.	175,000	October 28, 2005
Greenwich Capital Financial Products, Inc.	150,000	October 28, 2005
Bank of America, N.A.	300,000	June 22, 2006
CS First Boston Mortgage Capital, LLC	300,000	April 28, 2006
Merrill Lynch Bank USA	400,000	November 21, 2005
Total committed facilities	$1,700,000

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

We had $144.1 million of warehouse borrowings collateralized by residential mortgages outstanding as of September 30, 2005. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $144.1 million we held as of September 30, 2005, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including tests relating to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We were in compliance with all covenants under the agreements as of and for the three and nine months ended September 30, 2005.

On October 27, 2005 we entered into a new $300.0 million repurchase facility with Greenwich Capital Financial Products, Inc. due to expire on September 28, 2006. The new facility provides us with the ability to finance first and second lien loans on a wet or dry basis and to finance mortgage bonds. In conjunction with entering into the new facility, the existing $150.0 million and $175.0 million facilities with Greenwich Capital Financial Products, Inc. were both terminated.

 Securitization Financing

Mortgage Loan Securitization Facilities. We have historically financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us with a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. Our ability to issue asset backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans and home equity loans.

We are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities must look for repayment from the cash flows generated by the mortgage loans specifically collateralizing the debt.

Servicing Advance Facility. As of September 30, 2005 we had $165.1 million of borrowings outstanding and an additional $64.9 million of available borrowing capacity under a facility that allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts.

During the quarter, our servicing advance facility issued a new series of notes, called the Series 2005-A Notes. These notes include two classes, which replaced two retired classes of the original Series 2004-1 Notes and increased the total borrowing capacity of the facility. The Series 2005-A Notes include a class of term notes with a face value of $85.0 million and a class of variable funding notes with a maximum face value of $95.0 million. The Series 2004-1 Notes have one remaining class outstanding, term notes with a face value of $55.0 million.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the Notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the three and nine months ended September 30, 2005.

As of September 30, 2005, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was approximately $6.2 billion.

REIT Taxable Income

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	($ in thousands)
Consolidated GAAP income before taxes, including cumulative effect of change in accounting principle (SFAS 123(R))	$5,296	$54,800
Estimated tax adjustments:
Plus:
Provision for mortgage loan losses	19,369	38,551
Elimination of intercompany income before taxes	2,095	15,515
Securitized loan adjustments for tax	3,351	—
Miscellaneous	—	907
Less:
Taxable REIT subsidiary income before taxes	544	12,490
Securitized loan adjustments for tax	—	5,901
Miscellaneous	99	—
Estimated REIT taxable income	$29,468	$91,382
Estimated REIT taxable income per common share	$0.59	$1.83

The estimated REIT taxable income for the three and nine months ended September 30, 2005 set forth in the table above is an estimate only and is subject to change until we file our 2005 REIT federal tax returns.

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with the approximately $433.6 million of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which were still outstanding as of September 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of September 30, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of approximately $261.8 million and $240.3 million as of September 30, 2005 and December 31, 2004, respectively. Commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases increased to $64.3 million as of September 30, 2005 from $22.7 million as of December 31, 2004. In 2005, we began lease payments for our new mortgage loan origination facility and second servicing site in Glen Allen, Virginia. Additionally, the term of our lease agreement for our principal executive facility has been extended to correspond to the term of our lease agreement for our new mortgage loan origination facility and second servicing site, which terminates in the third quarter of 2017.

We have committed to purchase the rights to service an additional $1.1 billion unpaid principal balance of third party mortgage loans during the remainder of 2005, of which $0.2 billion were purchased during July 2005 for approximately $1.1 million.

As of September 30, 2005, we did not have any other material changes in our contractual obligations and commitments as presented in our annual report on Form 10-K for the year ended December 31, 2004 other than those described above.

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

Since December 31, 2004, there have been many market changes with respect to interest rate outlooks. Our framework for measuring the potential impact on our exposure to market risk from changing interest rates has remained constant while potential scenarios have been modified in response to economic developments and their impact on interest rate outlooks. For further information on our interest rate risk profile and our types of managed interest rate risks, we refer you to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2004 Form 10-K.

Maturity and Repricing Information

As shown in the tables below from December 31, 2004 to September 30, 2005, there was an increase in our hedging activity due to additional existing and forecasted debt and our belief that interest rates may rise in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of September 30, 2005 and December 31, 2004.

	As of September 30, 2005
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$830,519	$1,186,583	$18,167	—	—	—
Weighted average rate	3.97%	3.86%	3.25%	—	—	—
Caps sold - notional:	$819,519	$1,186,583	$18,167	—	—	—
Weighted average rate	5.20%	4.69%	5.00%	—	—	—
Futures sold - notional:	—	$771,250	$313,750	$127,500	$20,000	$7,500
Weighted average rate	—	4.27%	4.38%	4.51%	4.87%	4.78%
Swaps bought - notional:	$2,500,000	$1,650,000	$600,000	—	—	—
Weighted average rate	3.28%	3.77%	4.17%	—	—	—
Puts bought - notional:	$9,525,000	$500,000	—	—	—	—
Weighted average rate	4.50%	4.75%	—	—	—	—
Puts sold - notional:	$2,000,000	$125,000	—	—	—	—
Weighted average rate	4.25%	3.75%	—	—	—	—
Calls bought - notional:	—	$50,000	—	—	—	—
Weighted average rate	—	3.75%	—	—	—	—
Total notional:	$15,675,038	$5,469,416	$950,084	$127,500	$20,000	$7,500

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	$865,966	$686,583	$18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	$695,000	$570,000	$12,500	$6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	$112,500	$250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Board, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of September 30, 2005 and December 31, 2004.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	September 30, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$7,985	$(10,075)	$(26,429)	$(42,476)	$65,786	$40,758	$(219)	$(40,701)
Change in interest expense from hedging instruments:
Futures	(1,831)	1,893	5,025	9,792	(12,302)	(11,698)	(1,322)	5,834
Swaps	(3,212)	3,672	10,485	16,388	(11,753)	(7,866)	(276)	6,766
Puts	(1,077)	134	(272)	(83)	1,702	1,178	(19)	(310)
Calls	(2)	(10)	(33)	(49)	—	—	—	—
Caps	(357)	512	1,647	2,846	(6,885)	(3,967)	168	661
Total change in interest expense from hedging instruments	$(6,479)	$6,201	$16,852	$28,894	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change in interest expense	$1,506	$(3,874)	$(9,577)	$(13,582)	$36,548	$18,405	$(1,668)	$(27,750)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 100 basis points over a fifteen-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of September 30, 2005, we estimated that our interest expense would increase by $8.0 million over the life of our existing liabilities. However, we estimated that this amount would be partially offset by a decrease in interest expense from our hedging instruments of $6.5 million over the same period. The net effect of this scenario would be a potential increase of $1.5 million in our interest expense. At December 31, 2004, assuming a hypothetical interest rate increase of approximately 225 basis points over a twelve-month period, we estimated at that time that our interest expense would increase by approximately $36.5 million.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but a relatively aggressive rise over the next six months. Under this scenario, we assume that interest rates have the potential to rise approximately 50 basis points over a six month period. Making these assumptions as of September 30, 2005, we estimated that our interest expense would decline by $10.1 million over the life of our liabilities. However, we estimated that this amount would be partially offset by an increase in interest expense from our hedging instruments of $6.2 million. The net effect of this scenario would be a potential decrease of $3.9 million in our interest expense. At December 31, 2004, assuming interest rates had the potential to rise approximately 250 basis points over a two year period, we estimated at that time that our interest expense would increase by approximately $18.4 million.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB temporarily stops raising interest rates to assess any lag in the impact of previous rate increases on the domestic and global economy. Given these assumptions as of September 30, 2005, we estimated that our interest expense from changes in borrowing costs would decrease by $26.4 million. However, we estimated that this amount would be partially offset by an increase in interest expense from our hedging instruments of $16.8 million. The net effect of this scenario would be a potential decrease in interest expense of $9.6 million. At December 31, 2004, assuming interest rates increased another 100 basis points over a 12 month period, we estimated at that time that our interest expense would decline by approximately $1.7 million.

Scenario 4 -This scenario assumes that the FRB increases rates another 25 basis points and then becomes concerned about the future prospects of economic growth and by mid 2006 reduces rates by 75 basis points to stimulate economic growth again. Given these assumptions as of September 30, 2005, we estimated that our interest expense would decrease by approximately $42.5 million, which would partially be offset by an estimated increase in interest expense from hedging instruments of approximately $28.9 million, for a total potential decrease in interest expense of approximately $13.6 million. At December 31, 2004, assuming interest rates remained steady for one year and then increased 150 basis points over a two year period, we estimated at that time that our interest expense could decline by approximately $27.8 million.

The hypothetical yield curve data for each scenario at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Oct-05	4.00	4.02	3.89	3.76	3.89
Dec-05	4.39	4.40	4.27	4.02	4.14
Mar-06	4.55	4.41	4.40	4.15	4.15
Jun-06	4.61	4.55	4.41	4.15	4.03
Sep-06	4.61	4.81	4.42	4.16	3.66
Dec-06	4.61	4.95	4.43	4.16	3.41
Mar-07	4.58	4.96	4.44	4.17	3.42
Jun-07	4.57	4.97	4.44	4.17	3.42
Sept-07	4.57	4.98	4.45	4.18	3.43
Dec-07	4.60	5.00	4.46	4.18	3.43
Mar-08	4.60	5.01	4.47	4.19	3.56
Jun-08	4.61	5.02	4.48	4.19	3.69
Sep-08	4.64	5.03	4.49	4.20	3.70
Dec-08	4.67	5.04	4.49	4.20	3.70
Mar-09	4.68	5.06	4.50	4.21	3.71

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Jan-05	2.39	2.89	2.61	2.63	2.35
Mar-05	2.91	3.40	2.89	2.89	2.36
Jun-05	3.18	3.91	3.40	2.89	2.39
Sep-05	3.39	4.43	3.65	3.15	2.40
Dec-05	3.56	4.69	3.91	3.40	2.65
Mar-06	3.68	4.70	4.41	3.65	3.15
Jun-06	3.78	4.71	4.67	3.91	3.66
Sep-06	3.87	4.72	4.92	4.16	3.66
Dec-06	3.97	4.73	4.93	4.17	3.67
Mar-07	4.05	4.75	4.93	4.17	3.67
Jun-07	4.13	4.76	4.94	4.18	3.68
Sept-07	4.22	4.77	4.94	4.43	4.18
Dec-07	4.31	4.78	4.95	4.43	4.18
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

Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al., previously described in Part I, Item 3 of our 2004 Form 10-K. On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended September 30, 2005.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The Plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by our subsidiary, America’s MoneyLine, Inc. The plaintiff seeks certification as a class, statutory damages, injunctive relief, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, alleging, on behalf of themselves and similarly situated Ohio borrowers, that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

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

4.3	as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

10.1
Sale and Servicing Agreement, dated as of September 1, 2005, among Saxon Asset Securities Trust 2005-3, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as indenture trustee. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.
(3)	Incorporated herein by reference to Amendment No. 3 to our registration statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on June 18, 2004.
(4)	Incorporated herein by reference to Saxon Asset Securities Trust 2005-3’s (SEC File No. 333-111832-06) Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAXON CAPITAL, INC.

Dated: November 9, 2005	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: November 9, 2005	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal
financial officer)