Form 10-K
period 2005-12-31
SAXON CAPITAL INC
filed 2006-03-31
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
 ☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-32447
_____________________
SAXON CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	30-0228584
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4860 Cox Road Suite 300 Glen Allen, Virginia 23060	23060
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (804) 967-7400.
_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ].
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of common stock of the registrant outstanding as of March 15, 2006 was 50,019,909. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $826,244,365.*

* Calculated by excluding all shares held by executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 10% of the registrant’s common stock without conceding that all such persons were “affiliates” of the registrant for purposes of federal securities laws.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A for use in connection with its 2006 annual meeting of shareholders within 120 days of the end of the fiscal year ended December 31, 2005 Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Shareholders

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data (as restated)
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

Certain information contained in this annual report on Form 10-K, including certain information incorporated by reference into this document, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to, those addressed in “Item 1A. Risk Factors” and the following risks and uncertainties:

•
decreases in residential real estate values, which could reduce both the credit quality of our mortgage loan portfolio and the ability of borrowers to use their home equity to obtain cash through mortgage loan refinancings, which would adversely impact our ability to produce new mortgage loans;

•	changes in overall regional or local economic conditions or changes in interest rates, particularly those conditions that affect demand for new housing, housing resales or the value of houses;

•	our ability to successfully implement our growth strategy throughout the various cycles experienced by our industry;

•	greater than expected declines in consumer demand for residential mortgage loans, particularly sub-prime, non-conforming loans;

•	our ability to sustain loan production growth at historical levels;

•	continued availability of financing facilities and access to the securitization markets or other funding sources;

•	our ability to securitize our loans at favorable financing rates;

•	deterioration in the credit quality of our loan portfolio and the loan portfolios of others serviced by us;

•	lack of access to the capital markets for additional funding if our existing sources of funding become unavailable;

•	challenges in successfully expanding our servicing platform and technological capabilities;

•	our ability to maintain our current servicer ratings;

•	difficulty in satisfying complex rules in order for us to maintain qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	the ability of certain of our subsidiaries to continue to qualify as qualified REIT subsidiaries for federal income tax purposes;

•	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

•	changes in federal income tax laws and regulations applicable to REITs;

•	changes in mortgage loan prepayment speeds;

•
decreased valuations of our mortgage loan portfolio and mortgage servicing rights, or MSRs, due to a variety of factors, including catastrophic environmental influences or natural disasters such as hurricanes, tornados and earthquakes;

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

Item 1. Business

We are a real estate investment trust, or REIT, that originates, purchases, securitizes and services primarily sub-prime non-conforming residential mortgage loans and that manages a portfolio of mortgage assets. We have been originating, purchasing and managing a portfolio of non-conforming mortgage loans since 1995 and began operating as a REIT in September 2004. We believe that the combination of our disciplined underwriting standards and our strong servicing capabilities differentiates us from our competitors. As of December 31, 2005, the principal balance of our owned mortgage loan portfolio was $6.4 billion, and our servicing portfolio consisted of $24.8 billion in principal balances of mortgage loans. We operate through three business segments:

•	Mortgage loan production.

•	Portfolio.

• Mortgage loan servicing.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be read and copied at:

SEC Public Reference Room
100 F Street, N.E.
Washington, D.C. 20549

Information at the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission. These documents can be found through our website at www.saxonmortgage.com by selecting the “Investor Relations” link and then the “SEC Filings” link.

We have adopted a code of conduct that applies to all of our employees, officers and directors. Our code of conduct is also available free of charge on our website, along with our Audit Committee Charter, our Governance and Nominating Committee Charter, our Executive Committee Charter, and our Compensation Committee Charter. We will post on our website any amendments to the code, or waivers from, our code of conduct, if any, applicable to any of our directors or executive officers. The code of conduct and the respective charters can be found on our website at www.saxonmortgage.com by selecting the “Investor Relations” link, the “Corporate Governance” link, and then the respective link for the code of conduct and the charters.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites, and such information is not part of this document.

We submitted the certification of our Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to our compliance with the NYSE's corporate governance listing standards, to the NYSE with no qualifications. The Company has filed the Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 required to be filed with the Securities and Exchange Commission.

General

Saxon Capital, Inc., a Delaware corporation, which we refer to as Old Saxon, was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. (referred to as our predecessor) from Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.), which we sometimes refer to as Saxon Capital, was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). A merger agreement effecting the REIT conversion was approved by the boards of directors and shareholders of the constituent entities and the merger was completed on September 24, 2004. Pursuant to the merger agreement, Old Saxon merged with and into Saxon Capital Holdings, Inc., a wholly-owned subsidiary of Saxon Capital, and Saxon Capital succeeded to and continued the operations of Old Saxon, changing its name to “Saxon Capital, Inc.”

Until December 31, 2005, we operated our retail loan production channel through our wholly-owned subsidiary, America’s MoneyLine, Inc., on which date that entity was merged with and into Saxon Mortgage, Inc., a Virginia corporation, which we refer to as Saxon Mortgage. Effective January 1, 2006, we operate all of our mortgage loan production channels under the Saxon name.

In 2004 and 2005, we undertook a strategic shift from a decentralized lending model to a centralized lending model by closing or selling a significant number of retail branch offices, and merging our retail and wholesale back-office operations, which we completed in the first half of 2005.

We maintain our principal executive offices at 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060, and our telephone number is (804) 967-7400. Our common stock trades on the New York Stock Exchange under the symbol “SAX.”

Since converting to a REIT in September 2004, we have structured our business to facilitate compliance with REIT qualification rules. We believe that our REIT structure facilitates our primary business strategy, which is to generate stable income from managing and growing our on-balance sheet portfolio of non-conforming mortgage loans and from servicing our own and third-party mortgage loans. We hold the majority of our mortgage loans in our portfolio segment after they have been sold from our taxable REIT subsidiaries, or TRS, all of which are wholly owned by Saxon Capital Holdings, Inc., a Delaware corporation, to our qualified REIT subsidiary, or QRS, Saxon Funding Management, Inc., a Delaware corporation, which we refer to as Saxon Funding Management. We also conduct master servicing, table funding, and mortgage loan and servicing advance securitization primarily through Saxon Funding Management. Our primary means of growing our portfolio is our mortgage loan production segment. We conduct our mortgage loan production operations, as well as most other administrative functions primarily through Saxon Mortgage, one of our taxable REIT subsidiaries wholly owned by Saxon Capital Holdings, Inc. We also make whole loan sales primarily through Saxon Mortgage. We conduct our mortgage loan servicing through Saxon Mortgage Services, Inc., a Texas corporation, which we refer to as Saxon Mortgage Services, one of our taxable REIT subsidiaries wholly owned by Saxon Capital Holdings, Inc. We believe that holding our mortgage loan portfolio and conducting our master servicing function in a qualified REIT subsidiary while conducting most of our production as well as our servicing operations through taxable REIT subsidiaries provides us with a tax-efficient means of realizing the value of these loans over their life. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete discussion of our consolidated results of operations and segment results, as well as production data for our business channels. Our segment information for the years ended December 31, 2004 and 2003 has been restated to reflect a change in the composition of our reportable segments. Throughout our discussion of our business operations, words such as “we” and “our” are intended to include our operating subsidiaries.

In our mortgage loan production segment, we originate and purchase primarily sub-prime residential mortgage loans. We generally sell those loans to Saxon Funding Management to be held in our mortgage loan portfolio. These loans are secured primarily by first mortgage liens. We believe we deliver superior value and service through our disciplined credit, pricing, and servicing processes throughout the lives of these loans. Our borrowers typically have limited credit histories, have high levels of consumer debt, or have experienced credit difficulties in the past. Mortgage loans to such borrowers are generally classified as “non-conforming” because they generally do not conform to or meet the underwriting guidelines of conventional mortgage lenders, such as government sponsored entities, or GSEs, like Ginnie Mae, Fannie Mae or Freddie Mac and “sub-prime” because of the borrowers’ credit profiles. We originate and purchase loans on the basis of our assessment of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the appropriateness of the loan collateral including the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). With respect to the loans we originate, the interest rate and the maximum loan amount are determined based upon our underwriting guidelines and risk-based pricing matrices.

We originate and purchase mortgage loans through our wholesale channel’s network of approximately 3,400 independent brokers throughout the country. We also purchase mortgage loans from approximately 400 correspondent lenders through our correspondent channel. We originate mortgage loans directly to borrowers through our eight retail sales centers, direct mail and the Internet. For the years ended December 31, 2005 and 2004, we originated, purchased, or called $3.3 billion and $3.8 billion, respectively, and securitized $3.4 billion and $3.2 billion, respectively, in principal balances of residential mortgage loans. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, which act as servicer or master servicer of various securitized pools held in our mortgage loan servicing portfolio. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. We did not exercise any clean-up call options during 2005 or 2003. During 2004, we exercised $270.0 million of clean-up calls. Of the loans we originated or purchased during the year ended December 31, 2005, 45% came from our wholesale channel, 34% came from our correspondent channel, and 21% came from our retail channel.

We generate revenues primarily from interest income earned on mortgage loans held in our mortgage loan portfolio segment. For the years ended December 31, 2005, 2004, and 2003, these revenues represented 73%, 80%, and 89%, respectively, of our gross revenues. We also use derivative instruments to manage our interest rate risk on our mortgage loan portfolio segment. For the years ended December 31, 2005, 2004, and 2003, these derivative gains (losses) were 6%, (0.1)%, and (7)% of our gross revenues. We also generate revenues from servicing mortgage loans owned by third parties and from ancillary fees, such as late fees, that we earn from borrowers of our mortgage loans that we service. For the years ended December 31, 2005, 2004, and 2003, these revenues represented 13%, 6%, and 8%, respectively of our gross revenues. To a lesser extent, we also earn interest income on our mortgage loans while they are held in our production segment before they are sold to our portfolio segment for securitization. For the years ended December 31, 2005, 2004, and 2003, these revenues represented 7%, 10%, and 9%, respectively, of our gross revenues. We also generate revenues in our mortgage loan production segment by selling our mortgage loans to unrelated third parties. For all three of the years ended December 31, 2005, 2004, and 2003, these revenues represented no more than 1% of our gross revenues. Our business is impacted by seasonality with our production and delinquency levels typically being higher in the second, third, and fourth quarters of the year.

We initially fund our mortgage loan originations and purchases through one of several short-term committed warehouse lines of credit and repurchase facilities. Subsequently, we finance these loans using asset-backed securities issued through securitization trusts. From May 1996 to December 31, 2005, we securitized $22.4 billion in mortgage loans. We intend to continue to access the asset-backed securitization market to obtain long-term financing for our mortgage loans. We structure those transactions as financing transactions, with the mortgage loans and related debt to finance those loans remaining on our balance sheet.

Our Industry

According to the Board of Governors of the Federal Reserve System, or FRB, the residential mortgage loan market is the largest consumer finance market in the United States. According to the Mortgage Bankers Association of America, or MBAA, website as of March 13, 2006, lenders in the United States originated more than $2.7 trillion in single-family mortgage loans in each of 2005 and 2004. We believe that a substantial portion of the loan originations in 2004 and 2005 was attributable to mortgage loan refinancing by customers taking advantage of the decline in interest rates, strong housing appreciation, and increased mortgage product offerings in the marketplace during such periods. According to the MBAA website as of March 13, 2006, lenders are expected to originate $2.2 trillion in single-family mortgage loans in 2006, reflecting an anticipated decrease in refinancing activity in 2006. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates.

Generally, the mortgage loan industry is segmented by the size of the mortgage loans and the credit characteristics of the borrowers. Mortgage loans that conform to the guidelines of GSEs, such as Fannie Mae or Freddie Mac, which have guidelines for both size and credit characteristics, are called conforming mortgage loans. Our mortgage loans are considered non-conforming mortgage loans because of the size of the loans (generally referred to as jumbo mortgage loans), or the credit profiles of the borrowers (generally referred to as sub-prime mortgage loans), or both. We believe the mortgage loan originators in the non-conforming segment of the mortgage industry provide credit to a broad range of consumers who are underserved by the conforming mortgage loan market. In addition, we believe that many sub-prime mortgage loan products that have very low initial interest rates for a period of one or two years continue to present borrowers with economic incentives to refinance their existing mortgage loans when the low interest rate period expires, regardless of interest rate movements; therefore, we do not expect the same level of decline in loan demand in the non-conforming mortgage loan market as would be expected in the overall mortgage loan market as interest rates rise.

Our Strategy

Our goal is to maximize shareholder value by building a non-conforming mortgage loan portfolio that produces stable net interest income and fee income from the loans we originate, purchase, and service. We intend to execute our strategy by:

•	Continuing to improve the operating efficiency of our mortgage loan production segment. We intend to continue to improve our operating efficiency by focusing on reducing our net cost to produce mortgage loans and continuing to invest in technology. In 2005, we combined the back-office operations of our wholesale and retail production channels. We believe that our transition to a centralized lending model, which consolidates our underwriting and other back-office operations in three centralized facilities, located in California, Texas and Virginia, will allow us to operate with significantly lower fixed costs than we incurred in prior years. In our retail channel, we closed or sold a number of branches, expanded our remaining branches into larger regional sales centers and opened additional sales centers in our three centralized lending facilities. In our wholesale channel, we have increased our tracking of employee performance to increase accountability and individual production, which we believe will continue to drive improved performance. We believe these operational changes and certain new technologies we introduced in 2005 will increase our efficiency in originating, purchasing and underwriting mortgage loans. We continue to invest in technology to support consistent credit decisions, loss mitigation efforts and more efficient delivery of services to our customers.

•
Continuing to build our mortgage loan portfolio. We intend to continue to build a portfolio of non-conforming mortgage loans, financing these loans through a combination of equity and debt. We currently seek to maintain a target debt-to-equity ratio of between approximately 12:1 and 17:1.

•
Growing third-party servicing. We intend to continue to use our established and scalable servicing platform to grow our third-party servicing operations. We believe we can continue to grow our mortgage loan servicing portfolio because the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. We believe that this has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties.

•
Increasing retail mortgage loan origination. In 2005, we focused on restructuring our retail channel to a centralized lending model, rather than on growing our retail originations. Going forward, we intend to focus on deploying our resources to take advantage of our new centralized infrastructure, which we believe will result in increased retail originations. We will focus on those markets in which we believe we have created the strongest foundation and that we believe present the highest growth potential without requiring us to take unnecessary credit risk.

•
Increasing our focus on acquiring mortgage loans from correspondent lenders. We believe the pricing of sub-prime mortgage loans in the whole loan sale market is currently depressed because, in recent periods, sales of mortgage loans through securitization have been more profitable than whole loan sales. We believe this presents us with an opportunity to achieve an attractive risk-adjusted return by acquiring mortgage loans from our correspondent lenders and securitizing them, while retaining the servicing rights for such loans.

Our Business Segments

We operate our business through three core business segments: portfolio; mortgage loan production; and servicing. Each of these segments is discussed in more detail below.

Mortgage Loan Portfolio Segment

In our mortgage loan portfolio segment we use our equity capital and borrowed funds to invest in our mortgage loan portfolio to produce net interest income. Net mortgage loan portfolio included on our consolidated balance sheet was $6.4 billion as of December 31, 2005 and $6.0 billion as of December 31, 2004. We have generally seen consistent levels in the combined weighted average initial LTV on our mortgage loans, the percentage of our mortgage loans that are first mortgage owner-occupied mortgage loans, and weighted average credit scores of our borrowers.

During 2005, we saw a slight decrease in the weighted average interest rate on our portfolio compared to 2004. In 2005, we experienced intense competitive pricing pressures. This decrease in interest rates caused a decline in the gross yield that we earn on our mortgage portfolio while the cost of financing these loans increased. However, in the fourth quarter of 2005, coupons on mortgage loans production began to increase as market pricing improved.  In 2006, one of our goals is to manage the weighted average interest rate on the loans we produce to increase our net interest margin.

Overview of Mortgage Loan Portfolio

	December 31, 2005 (1)	December 31, 2004 (1)	Variance
	($ in thousands)
Average principal balance per loan	$146	$138	5.80%
Combined weighted average initial LTV	78.69%	78.87%	(0.23)%
Percentage of first mortgage loans owner occupied	96.25%	96.11%	0.15%
Percentage with prepayment penalty	72.56%	76.45%	(5.09)%
Weighted average credit score (2)	616	617	(1) point
Percentage fixed rate mortgage loans	31.58%	35.85%	(11.91)%
Percentage adjustable rate mortgage loans	68.42%	64.15%	6.67%
Weighted average interest rate:
Total	7.52%	7.57%	(5) basis points
Fixed rate mortgage loans	7.64%	7.76%	(12) basis points
Adjustable rate mortgage loans	7.46%	7.47%	(1) basis point
Gross margin - adjustable rate mortgage loans (3)	5.73%	5.49%	24 basis points
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Mortgage Loan Portfolio by Product Type

We originate and purchase both adjustable rate fully-amortizing mortgage loans, or ARMs, and fixed rate fully-amortizing mortgage loans, or FRMs, for periods up to 30 years. We also originate ARM and FRM balloon products, such as our 40/30 mortgage loan products, which have payments calculated according to a 40-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date 30 years after origination. We do not originate or purchase mortgage loans to be held in our mortgage loan portfolio that allow for negative amortization. Nor do we offer a minimum payment option product that would result in a borrower’s monthly payment being less than the accrued interest amount or minimum principal and interest amount. The majority of our FRMs are 30-year mortgage loans. Our ARM production consists of floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every six or every 12 months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60 months of the loan term, and thereafter adjusts either every six or every 12 months. All of our ARMs adjust with reference to a defined “index” rate.

The index most commonly used in our loan programs is six-month LIBOR. The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “gross margin” amount to the index rate. The gross margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward so that the interest rate the borrower pays eventually takes into account the index plus the entire margin amount.

We also offer products such as interest-only loans with fixed rates and adjustable rates. Interest-only FRMs require only interest payments to be made for the first 60 months of the loan. After this interest-only period is complete, monthly mortgage payments are recalculated to an amount sufficient to fully amortize the principal over the remaining term of the loan and to pay interest at the related mortgage interest rate. The interest-only ARM is similar in that it also requires only interest payments to be made for the first 60 months of the loan; however, once the interest-only period is complete, the loan is then recalculated to a fully amortizing 25-year ARM with variable interest rates. Although interest rates rose slightly in 2005, they still remain relatively low. In addition, according to the House Price Index report released March 1, 2006, housing prices rose an average of 13% from the fourth quarter of 2004 through the fourth quarter of 2005. We believe the combination of these factors resulted in interest-only products becoming more attractive to borrowers because such loans allow borrowers to obtain mortgage loans with higher principal balances without increasing their monthly mortgage payments during the first several years of the mortgage loan.

In general, ARMs in our portfolio increased 7% while FRMs decreased 12% during 2005 compared to 2004. More specifically, we experienced a decrease in two- to five-year hybrid loans in our portfolio, primarily due to a significant increase in production of interest-only ARMs as well as the introduction of our 40/30 balloon mortgage loan product. The following table sets forth information about our mortgage loan portfolio based on product type as of December 31, 2005 and 2004.

	December 31, 2005 (1)	December 31, 2004 (1)	Variance
Floating adjustable rate mortgage loans	0.27%	0.44%	(38.64)%
Interest-only adjustable rate mortgage loans	26.21%	18.23%	43.77%
Two - five year hybrids (2)	39.62%	45.48%	(12.88)%
40/30 adjustable rate mortgage loans (3)	2.32%	—	—
Total adjustable rate mortgage loans	68.42%	64.15%	6.66%

15 and 30 year fixed rate mortgage loans	24.49%	27.00%	(9.30)%
Interest-only fixed rate mortgage loans	1.75%	2.38%	(26.47)%
Balloons and other (4)	4.84%	6.47%	(25.19)%
40/30 fixed rate mortgage loans (3)	0.50%	—	—
Total fixed rate mortgage loans	31.58%	35.85%	(11.91)%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
(3)
40/30 mortgage loans are loans with payments calculated according to a 40-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is 30 years after origination.

(4)
Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Credit Score

During 2005, our mortgage loan portfolio remained relatively stable in terms of weighted average credit score. The percentage of our portfolio within our target market credit band of 550-650 increased 16% at December 31, 2005 compared to December 31, 2004, while the percentage of our portfolio within our highest and lowest credit bands decreased 30%. The following table sets forth information about our mortgage loan portfolio by borrower credit score as of December 31, 2005 and 2004.

	December 31, 2005 (1)	December 31, 2004 (1)	Variance
Credit scores > 650
Percentage of portfolio	26.90%	29.01%	(7.27)%
Combined weighted average initial LTV	79.30%	78.43%	1.11%
Weighted average credit score	690	692	(2) points
Weighted average interest rate:
Total	6.84%	6.75%	9 basis points
Fixed rate mortgage loans	7.01%	7.05%	(4) basis points
Adjustable rate mortgage loans	6.74%	6.50%	24 basis points
Gross margin - adjustable rate mortgage loans (2)	5.23%	4.86%	37 basis points
Credit scores 650 - 601
Percentage of portfolio	32.31%	30.00%	7.70%
Combined weighted average initial LTV	79.58%	79.34%	0.30%
Weighted average credit score	624	625	(1) point
Weighted average interest rate:
Total	7.20%	7.19%	1 basis point
Fixed rate mortgage loans	7.45%	7.56%	(11) basis points
Adjustable rate mortgage loans	7.08%	6.95%	13 basis points
Gross margin - adjustable rate mortgage loans (2)	5.49%	5.21%	28 basis points
Credit scores 600 - 551
Percentage of portfolio	25.97%	24.08%	7.85%
Combined weighted average initial LTV	78.06%	78.93%	(1.10)%
Weighted average credit score	577	578	(1) point
Weighted average interest rate:
Total	7.76%	7.89%	(13) basis points
Fixed rate mortgage loans	8.05%	8.24%	(19) basis points
Adjustable rate mortgage loans	7.66%	7.74%	(8) basis points
Gross margin - adjustable rate mortgage loans (2)	5.87%	5.69%	18 basis points
Credit scores 550 - 526
Percentage of portfolio	8.11%	9.00%	(9.89)%
Combined weighted average initial LTV	77.61%	79.57%	(2.46)%
Weighted average credit score	539	539	0 points
Weighted average interest rate:
Total	8.67%	8.86%	(19) basis points
Fixed rate mortgage loans	9.15%	9.41%	(26) basis points
Adjustable rate mortgage loans	8.54%	8.70%	(16) basis points
Gross margin - adjustable rate mortgage loans (2)	6.47%	6.30%	17 basis points
Credit scores <=525
Percentage of portfolio	6.29%	7.24%	(13.12)%
Combined weighted average initial LTV	75.90%	78.19%	(2.93)%
Weighted average credit score	513	510	3 points
Weighted average interest rate:
Total	9.33%	9.63%	(30) basis points
Fixed rate mortgage loans	10.05%	10.48%	(43) basis points
Adjustable rate mortgage loans	9.17%	9.43%	(26) basis points
Gross margin - adjustable rate mortgage loans (2)	6.86%	6.60%	26 basis points
Unavailable credit scores
Percentage of portfolio	0.42%	0.67%	(37.31)%
Combined weighted average initial LTV	73.10%	73.33%	(0.31)%
Weighted average credit score	—	—	—
Weighted average interest rate:
Total	9.84%	9.70%	14 basis points
Fixed rate mortgage loans	10.28%	10.10%	18 basis points
Adjustable rate mortgage loans	9.52%	9.44%	8 basis points
Gross margin - adjustable rate mortgage loans (2)	6.07%	5.82%	25 basis points
    ___________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.

(2)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Mortgage Loan Portfolio by Income Documentation

Typically, we require income documentation that conforms to GSE requirements. We call this a full documentation mortgage loan. In the fourth quarter of 2005, we began to produce loans based on 12 months of personal bank statements. We also produce loans that require less income documentation through our limited documentation mortgage loan program, and we produce loans with no verification of income through our stated income mortgage loan program. In general, the risk of loss on the mortgage loan increases as less income documentation is required during the loan origination process. To compensate for that additional risk, we generally charge higher interest rates on loans made with less income documentation.

The composition of our total mortgage loan portfolio under our different mortgage loan documentation requirements had changed very little as of December 31, 2005 compared to December 31, 2004. The following table sets forth information about our mortgage loan portfolio based on income documentation as of December 31, 2005 and 2004.

	December 31, 2005 (1)			December 31, 2004 (1)
Income documentation	% of Portfolio	Weighted Average Credit Score	Weighted Average Interest Rate	% of Portfolio	Weighted Average Credit Score	Weighted Average Interest Rate	% of Portfolio Variance	Weighted Average Credit Score Variance	Weighted Average Interest Rate Variance
Full documentation	73.35%	611	7.52%	72.46%	610	7.65%	1.23%	1 point	(13) basis points
Limited documentation	3.59%	622	7.47%	4.26%	623	7.60%	(15.73)%	(1) point	(13) basis points
Stated income	22.63%	632	7.51%	23.28%	638	7.35%	(2.79)%	(6) points	16 basis points
12 month bank statement	0.43%	607	8.10%	—	—	—	—	—	—
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

We saw changes in the mix of borrower purpose within our portfolio during 2005. The percentage of our portfolio attributable to purchase and rate or term refinancings decreased during the year, while the percentage attributable to cash-out refinancings increased. This primarily resulted from the increased attractiveness of interest-only mortgage loans discussed above under “ - Mortgage Loan Portfolio by Product Type.” We anticipate the percentage of our cash-out refinance mortgage loan portfolio to continue to increase in the future if housing prices continue to rise or remain at or near current levels and interest rates do not rise substantially. We expect borrowers who have credit card or installment debt will still be in the market for cash-out refinance loans as they strive to reduce their monthly payments by extending debt over a longer period of time to help increase their disposable income. Most of this activity will likely be within the sub-prime lending sector. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of December 31, 2005 and 2004.

Borrower Purpose	December 31, 2005 (1)	December 31, 2004 (1)	Variance
Cash-out refinance	72.55%	68.38%	6.10%
Purchase	20.30%	23.00%	(11.74)%
Rate or term refinance	7.15%	8.62%	(17.05)%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.

Mortgage Loan Portfolio Geographic Distribution

We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We group the states in the United States by region as follows:

During 2005, we saw a slight shift in the concentration of our geographic distribution from California and the West region to the Mid-Atlantic region. For us, the intense pricing pressures experienced by our industry during 2005 were the most intense in California and the West, to the point that it was, at times, not economical for us to produce loans in those regions. As a result, we chose to produce lower volumes of mortgage loans in those areas compared to prior years. Instead, we focused on market opportunities in the Mid-Atlantic region, where we felt we could achieve more attractive risk-based returns because the weighted average coupon of mortgage loans we produced was 51 basis points higher than in California.

The following table sets forth the percentage of our mortgage loan portfolio by region as of December 31, 2005 and 2004.

	December 31, 2005 (1)	December 31, 2004 (1)	Variance
South	29.72%	29.35%	1.26%
California	19.46%	21.11%	(7.82)%
Mid Atlantic	15.99%	14.16%	12.92%
Midwest	13.92%	13.16%	5.78%
West	9.03%	9.93%	(9.06)%
Southwest	7.80%	7.78%	0.26%
New England	4.08%	4.51%	(9.53)%
Total	100.00%	100.00%
       _______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our securitized loan principal balance was composed of 68% adjustable rate mortgage loans and 32% fixed rate loans at December 31, 2005. The aggregate unpaid principal balances of our adjustable rate loans in their reset period was $506.9 million, or 12.52% of our portfolio, at December 31, 2005. As shown in the following tables, the weighted average coupon, or WAC, on the ARM portion of our securitizations increased as of December 31, 2005 compared to December 31, 2004, while the WAC on the FRM portion of our securitizations decreased as of December 31, 2005 compared to December 31, 2004. The WAC on future production could be negatively impacted by the intense pricing pressures and flattened yield curve if the current environment persists. The following tables set forth information about our securitized mortgage loan portfolio, by Saxon Asset Securities Trust, or SAST, deal, including those loans associated with our securitized REO properties as of December 31, 2005 and 2004.
	Issue date	Original aggregate loan principal balance	Current aggregate loan principal balance	Fixed current aggregate loan principal balance	ARM current aggregate loan principal balance	Percentage of portfolio	Percentage of original remaining	Current WAC fixed	Current WAC ARM
($ in thousands)
December 31, 2005
SAST 2001-2	8/2/2001	$650,410	$96,608	$68,777	$27,831	2%	15%	9.18%	10.34%
SAST 2001-3	10/11/2001	$699,999	$84,561	$37,340	$47,221	1%	12%	9.93%	9.98%
SAST 2002-1	3/14/2002	$899,995	$142,946	$79,862	$63,084	2%	16%	8.87%	9.61%
SAST 2002-2	7/10/2002	$605,000	$102,646	$45,899	$56,747	2%	17%	8.97%	9.76%
SAST 2002-3	11/8/2002	$999,999	$189,019	$88,057	$100,961	3%	19%	8.37%	9.28%
SAST 2003-1	3/6/2003	$749,996	$194,274	$122,268	$72,006	3%	26%	7.38%	8.79%
SAST 2003-2	5/29/2003	$599,989	$160,949	$89,336	$71,613	3%	27%	7.21%	8.27%
SAST 2003-3	9/16/2003	$1,000,000	$344,009	$192,094	$151,915	6%	34%	7.17%	8.14%
SAST 2004-1	2/19/2004	$1,099,999	$477,122	$156,521	$320,601	8%	43%	7.82%	7.73%
SAST 2004-2	7/27/2004	$1,199,994	$710,671	$384,640	$326,031	12%	59%	6.95%	6.68%
SAST 2004-3	10/27/2004	$899,956	$563,859	$103,023	$460,836	9%	63%	7.80%	7.07%
SAST 2005-1	1/25/2005	$999,972	$711,372	$106,440	$604,932	12%	71%	7.40%	6.77%
SAST 2005-2	6//07/2005	$979,990	$808,742	$132,692	$676,050	14%	83%	7.49%	7.16%
SAST 2005-3	9/29/2005	$899,999	$857,855	$175,798	$682,057	14%	95%	7.29%	7.22%
SAST 2005-4	12/21/2005	$499,625	$496,839	$111,207	$385,633	8%	99%	7.70%	7.68%
Total		$12,784,923	$5,941,472	$1,893,954	$4,047,518
Less: unpaid principal balance of securitized REO properties			(46,692)
Total securitized loans			$5,894,780

December 31, 2004
SAST 2001-2	8/2/2001	$650,410	$142,563	$98,239	$44,324	3%	22%	9.35%	9.85%
SAST 2001-3	10/11/2001	$699,999	$141,710	$54,027	$87,683	3%	20%	10.01%	9.60%
SAST 2002-1	3/14/2002	$899,995	$247,779	$118,020	$129,759	5%	28%	8.87%	9.01%
SAST 2002-2	7/10/2002	$605,000	$192,448	$74,037	$118,411	4%	32%	8.87%	9.16%
SAST 2002-3	11/8/2002	$999,999	$352,051	$133,009	$219,042	7%	35%	8.34%	8.31%
SAST 2003-1	3/6/2003	$749,996	$344,066	$178,206	$165,860	7%	46%	7.45%	8.09%
SAST 2003-2	5/29/2003	$599,989	$317,171	$132,299	$184,872	6%	53%	7.30%	7.41%
SAST 2003-3	9/16/2003	$1,000,000	$616,099	$280,365	$335,734	12%	62%	7.23%	7.52%
SAST 2004-1	2/19/2004	$1,099,999	$835,925	$226,877	$609,048	16%	76%	7.85%	7.39%
SAST 2004-2	7/27/2004	$1,199,994	$1,097,890	$532,313	$565,577	21%	91%	7.02%	6.74%
SAST 2004-3	10/27/2004	$899,956	$877,628	$133,122	$744,506	17%	98%	7.87%	7.11%
Total		$9,405,337	$5,165,330	$1,960,514	$3,204,816
Less: unpaid principal balance of securitized REO properties			(42,259)
Total securitized loans			$5,123,071

Borrowers who accept a prepayment penalty receive a lower interest rate on their mortgage loan. A number of states restrict our ability to charge prepayment penalties on mortgage loans made to borrowers in such states. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six months of interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees as part of interest income on our consolidated statements of operations. In addition, if a loan prepays we fully expense any related deferred costs for that loan upon prepayment. We also reflect the amortization of these deferred costs as part of interest income on our consolidated statement of operations.

We experienced a decrease in prepayments of our mortgage loans and a decrease in our prepayment penalty income during 2005 compared to 2004. This was due to a decline in the size of the average prepayment penalty as well as decreases in the percentage of mortgage loans in our portfolio having prepayment penalty features. Additionally, we have experienced a decline in production of loans with prepayment penalties since amendments to the Alternative Mortgage Transactions Parity Act became effective on July 1, 2003, eliminated our ability to rely on federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. We expect our prepayment speeds to continue to decrease in future periods if refinancing activity and housing prices begin to decline.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
December 31, 2005
SAST 2001-2	8/2/2001	51.36%	28.82%	36.73%	30.34%	41.58%
SAST 2001-3	10/11/2001	30.33%	29.52%	45.52%	34.30%	43.45%
SAST 2002-1	3/14/2002	37.03%	32.32%	51.35%	31.59%	44.02%
SAST 2002-2	7/10/2002	14.15%	36.81%	51.72%	34.13%	43.72%
SAST 2002-3	11/8/2002	14.81%	33.0%	52.65%	31.39%	45.12%
SAST 2003-1	3/6/2003	59.40%	30.08%	56.22%	28.05%	46.60%
SAST 2003-2	5/29/2003	57.73%	32.01%	59.97%	28.44%	47.53%
SAST 2003-3	9/16/2003	51.60%	30.59%	54.33%	24.49%	44.19%
SAST 2004-1	2/19/2004	57.64%	29.80%	45.96%	25.35%	39.91%
SAST 2004-2	7/27/2004	63.00%	25.99%	41.89%	22.81%	37.58%
SAST 2004-3	10/27/2004	58.56%	21.63%	37.56%	19.21%	35.58%
SAST 2005-1	1/25/2005	61.53%	—	—	16.78%	33.40%
SAST 2005-2	6/07/2005	58.70%	—	—	13.44%	31.24%
SAST 2005-3	9/29/2005	56.23%	—	—	8.87%	22.95%
SAST 2005-4	12/21/2005	58.65%	—	—	—	—

December 31, 2004
SAST 2001-2	8/2/2001	48.42%	36.11%	52.36%	30.75%	42.96%
SAST 2001-3	10/11/2001	25.67%	41.45%	50.46%	35.79%	42.73%
SAST 2002-1	3/14/2002	68.44%	34.12%	49.03%	31.29%	40.97%
SAST 2002-2	7/10/2002	60.73%	36.03%	47.77%	32.90%	39.90%
SAST 2002-3	11/8/2002	57.17%	38.17%	51.72%	30.56%	41.09%
SAST 2003-1	3/6/2003	75.10%	34.98%	49.58%	26.83%	40.17%
SAST 2003-2	5/29/2003	76.57%	31.87%	44.93%	25.88%	37.15%
SAST 2003-3	9/16/2003	71.35%	24.44%	41.52%	20.23%	35.48%
SAST 2004-1	2/19/2004	64.45%	—	—	18.89%	30.77%
SAST 2004-2	7/27/2004	62.73%	—	—	12.37%	22.62%
SAST 2004-3	10/27/2004	55.86%	—	—	1.77%	21.59%

Mortgage Loan Production Segment

We produce mortgage loans through indirect and direct methods. We originate or purchase loans indirectly from our network of independent brokers and lenders throughout the country through our wholesale and correspondent channels. We originate loans directly to the borrower through our retail channel. We believe that having three production channels allows us to diversify our production without becoming reliant on any one particular segment of the mortgage loan market. Our three mortgage loan production channels are discussed in more detail below.

Indirect - Wholesale Channel

Through our wholesale channel, we purchase and originate non-conforming residential mortgage loans through non-exclusive relationships with various approved mortgage companies and mortgage brokers. We provide a variety of mortgage products to our brokers to allow them to better service their customers. Mortgage brokers identify applicants, help them complete loan application paperwork, gather required information and documents, and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms, and fund the loan upon acceptance by the borrower and satisfaction of all conditions to the loan. In some instances, brokers will close a loan using their sources of funds, and then sell us the closed loan after we underwrite it.

By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel with proportionately lower increases in overhead costs compared with the costs of increasing loan volume in direct-to-consumer loan originations through our retail channel.

New brokers join our wholesale network from various sources. Our account executives, presence at industry trade shows and forums, and our website are the main sources for new brokers. Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. Members of the wholesale channel’s management compare this information to our stated requirements to determine whether the broker should be approved. When we consider it appropriate, the broker application may be reviewed and investigated by our Quality Control and Risk Management Department before final approval. This process is designed to ensure that borrowers of the loans that we acquire through the wholesale channel are working with reputable and legitimate mortgage brokers.

Our ongoing investment in technology has allowed us to provide our broker network with the ability to obtain on-line loan decisions and product options, along with corresponding pricing, in seconds. We believe the power and convenience of on-line loan decisions and product options are a value-added service that has and will continue to solidify our business relationships. In addition, our website provides our brokers with loan status reports, product guidelines, loan pricing, interest rate locks, and many other added features. We expect to continue to adapt web-based technologies to enhance our one-on-one relationships with our customers.

Indirect - Correspondent Channel

Through our correspondent channel, we purchase mortgage loans pursuant to loan purchase and sales agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans. Our correspondent lenders close their loans through their own financing. After the loans are closed, we purchase the loans through either “flow-delivery” or “bulk” purchases.

In recent years, we have made most of our purchases of loans using the flow-delivery method. Under the flow-delivery method we purchase individual loans, re-underwriting, and reviewing the collateral relating to, each loan that we purchase. We also make bulk purchases of loans. Under the bulk purchase method, our correspondent lenders close the loans and hold them until they have a pool of loans ready to be sold at one time. The pool of loans is put up for bid by the correspondent and typically sold to the purchaser offering the highest price for the pool.

We generally prefer the flow-delivery method to bulk purchases because we historically have experienced lower acquisition costs, which has resulted in greater profitability, under the flow-delivery method. We believe, however, that, in recent periods, sales of mortgage loans through securitization have been more profitable than whole loan sales and that this presents us with an opportunity to increase our bulk purchases of mortgage loans and to securitize such loans at a price higher than the price we paid to acquire them, while retaining the servicing rights for the loans. As a result, although we continue to seek to buy a substantial portion of the loans we purchase from correspondent lenders on an individual basis under the flow-delivery method, we expect bulk purchases to become a more significant portion of our mortgage loan production in 2006 than it has been in the past.

Prior to 2006, before we purchased a pool of loans in bulk, we re-underwrote, and reviewed all collateral related to, each loan to be purchased. We call this our traditional bulk purchase process. In 2006, in order to capitalize on the market opportunity we perceive in the bulk purchase market, we plan to launch what we call our "conduit" bulk purchase process. We intend to apply our conduit bulk purchase process to selected pools of loans from sellers that we consider qualified based on factors that include our assessment of the correspondent seller's financial strength, management, industry experience, and quality of loan underwriting guidelines and procedures. We expect to develop guidelines for approval of bulk sellers for our conduit bulk purchase process. We expect the primary differences between our traditional bulk purchase process and our conduit bulk purchase process to be that: (a) pools of loans purchased through the conduit bulk purchase process may be underwritten in accordance with the underwriting guidelines of the seller, not our underwriting guidelines; and (b) pools of loans purchased through the conduit bulk purchase process may be reviewed either by us or by third parties hired by us on a sample basis to determine that the loans were underwritten in accordance with the seller's guidelines, whereas under our traditional bulk purchase process, we re-underwrite each loan in a pool under our underwriting guidelines. We intend to distinguish loans purchased through our traditional bulk purchase process from loans purchased through our conduit bulk purchase process on our systems for management reporting purposes as well to ensure that we clearly identify loans purchased through the conduit bulk purchase process as such in connection with each pool of loans that we pledge, sell, or securitize. Generally, we expect to securitize the loans we purchase through our conduit bulk purchase process separately from the other loans we produce. We intend to engage in conduit bulk purchase transactions only where we believe the net interest income generated by the loans we purchase will offset the potential for higher credit losses and funding costs resulting from our not re-underwriting each loan and where we believe it will provide us with attractive risk-adjusted returns. We expect that we may securitize loans purchased through our conduit bulk purchase process in real estate mortgage conduits, or REMICs, through a taxable REIT subsidiary. REMIC securitizations generally are treated as sales for tax purposes and as financings for financial reporting purposes.

Overall acquisition costs in our correspondent channel consist primarily of the following:

•	the premiums that we pay to our correspondent sellers for each loan; and

•	general and administrative costs, net of any fees that we receive from our correspondent sellers.

      We continue to expect the flow-delivery method to be less costly overall than bulk purchasing. Although our general and administrative costs are higher for flow-delivery loans than they are for bulk loans, the premiums we pay for flow-delivery loans are lower because we negotiate directly with each correspondent with respect to each loan rather than bidding against other purchasers for a pool of loans. In addition, the fees that we receive on flow-delivery loans are higher. We expect costs associated with our conduit bulk purchase process to be lower than costs associated with our traditional bulk purchase process because we expect general and administrative costs to be lower as a result of our anticipated review of only a sample of each pool conducted in whole or in part by third parties.

For the years ended December 31, 2005, 2004, and 2003, our correspondent flow loan volume accounted for 83%, 82%, and 77%, respectively, of our total correspondent channel loan production. We continue to focus our efforts on the flow business, which we consider to be more profitable, while also pursuing the bulk business when we consider market conditions to be advantageous. We believe that we currently have the capacity to purchase a substantially greater amount of loans using the bulk method than we purchased in 2005 due to the conduit bulk purchase process.

We had approximately 400 approved correspondent lenders as of December 31, 2005. New correspondent lenders become our customers from leads generated by our correspondent sales force. Our account executives, current correspondent sellers with which we do business, and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders in our flow and traditional bulk processes, a correspondent must meet various requirements and must complete the seller application package, provide evidence of a state license, bank or thrift charter, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our Quality Control and Risk Management Department reviews this information for final approval. In our conduit bulk purchase process, we may, when we consider it appropriate based on factors such as the potential correspondent seller’s financial strength, management, industry experience and quality of loan underwriting guidelines and procedures, approve sellers through more streamlined review processes.

Direct - Retail Channel

We operate our retail channel through Saxon Mortgage under the name Saxon Home Mortgage. We originate non-conforming mortgage loans directly to borrowers through our eight retail sales centers. Three of our retail sales centers are located with our centralized lending facilities, where our wholesale and retail underwriting and back-office operations are performed, in: Foothill Ranch, CA; Fort Worth, TX; and Glen Allen, VA. Our other five retail sales centers are located in the following areas: Phoenix, AZ; Tampa, FL; Livonia, MI; Hauppauge, NY; and Portland, OR.

We interact with our borrowers through loan officers in our sales centers and direct-to-the-borrower tools such as the Internet, telemarketing, and direct mailings. As part of our efforts to manage credit risk and enhance operating efficiencies, all loan underwriting, closing, funding, and shipping for all of our sales centers is managed centrally out of our three centralized lending facilities. We seek to ensure that all of our loan officers are properly licensed where such licensing is required.

We have no current plans to open additional sales centers in 2006, as we have strategically shifted from a decentralized sales model to a centralized lending model. In 2004 and 2005, we closed or sold a significant number of branch offices, in order to reduce our fixed costs associated with the branch network and decentralized sales model we previously employed in our retail channel. We believe our shift to a centralized lending model will facilitate our goal of operating with significantly lower fixed costs than we incurred in prior years. In addition, we believe that our centralized lending model will enhance our ability to provide superior service to our customers across the United States.

Mortgage Loan Production Segment Initiatives

During 2005, we implemented several initiatives in our mortgage loan production segment focused on enhancing operational performance, increasing profitability and improving the technology-related components of our business. Specifically, we:

•	restructured our retail business to a centralized lending model;
•	merged our wholesale and retail back-office operations;
•	completed implementing our suite of score based underwriting products;
•	replaced our automated underwriting and pricing systems with one fully integrated unit;
•	outsourced loan document compliance and delivery functions; and
•	increased loan volume targets per full-time employee.

In 2006, we will continue in our mortgage loan production segment to strive to implement our core initiatives to increase production, improve operating efficiencies and increase profitability. Our management has established the following initiatives for our mortgage loan production segment in 2006:

•	complete the implementation of our new web-based loan production system, enabling a reduction of keystrokes, improved process flows, as well as enhanced workflow management tools;
•	grow our direct production channel to reduce our dependency on purchases of loans from third parties in our indirect production channels and reduce production costs;
•	launch and grow our correspondent conduit bulk purchase process; and
•	implement process improvement strategies to maximize operating efficiency, reduce production costs and enhance profitability.

Mortgage Loan Production Data

Mortgage loan production, in principal balances, decreased $0.5 billion, or 13%, to $3.3 billion for the year ended December 31, 2005, from production of $3.8 billion for the year ended December 31, 2004 and increased $0.5 billion, or 18%, over production of $2.8 billion for the year ended December 31, 2003. The decline in our mortgage loan production for 2005 compared to 2004 was primarily due to the closure and sale of a substantial number of our retail branches as part of our operational restructuring as well as intense pricing competition existing in the marketplace throughout 2005. The number of loans produced declined for 2005 compared to 2004 and 2003, but this decline was offset by a significant increase in the average principal balance per loan we produced in 2005 compared to 2004 and 2003. Of our total mortgage loan production for the year ended December 31, 2005, wholesale comprised 45%, correspondent comprised 34%, and retail comprised 21%.

The following table sets forth selected information about our total loan production for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,			Variance
	2005	2004 (1)	2003	2005 - 2003
	($ in thousands)
Loan production	$3,349,035	$3,764,628	$2,842,942	17.80%
Average principal balance per loan	$170	$143	$144	18.06%
Number of loans produced	19,682	26,261	19,700	(0.09)%
Combined weighted average initial LTV	79.02%	80.18%	79.57%	(0.69)%
Percentage of first mortgage loans owner occupied	93.91%	93.23%	92.47%	1.56%
Percentage with prepayment penalty	63.31%	65.52%	73.45%	(13.81)%
Weighted average credit score (2)	614	621	618	(4) points
Percentage fixed rate mortgage loans	22.01%	31.77%	35.89%	(38.67)%
Percentage adjustable rate mortgage loans	77.99%	68.23%	64.11%	21.65%
Weighted average interest rate:
Total	7.43%	7.31%	7.73%	(30) basis points
Fixed rate mortgage loans	7.77%	7.90%	7.86%	(9) basis points
Adjustable rate mortgage loans	7.33%	7.04%	7.65%	(32) basis points
Gross margin - adjustable rate mortgage loans (3)	5.91%	5.59%	5.23%	68 basis points
Number of funding days	251	253	252	(1) day
Average volume per funding day	$13,343	$14,880	$11,282	18.27%
_______________
(1)	Amounts for the year ended December 31, 2004 include $270.0 million in called loans.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

We saw a significant increase in the average loan balance of the loans we produced in 2005 compared to 2004 and 2003. This increase was related to the increase in production of interest-only mortgage loans, which typically have higher principal balances than fixed rate and adjustable rate mortgage loans have. Also, according to the House Price Index report released March 1, 2006, the average house price increased 13% from the fourth quarter of 2004 through the fourth quarter of 2005, which directly affected the size of a mortgage loan necessary for a new home purchase.

Although interest rates increased for 2005 relative to 2004 and the weighted average interest rate and gross margin on our ARMs increased 4% and 6%, respectively, in 2005 from 2004, the weighted average interest rates associated with our FRMs declined slightly during the same period. This paradox was primarily the result of intensely competitive pricing pressures experienced in the mortgage lending industry over the past year and a change in the mix of mortgage loan products.

The percentage of our production with prepayment penalties decreased to 63% for 2005 from 66% for 2004 and 73% for 2003. This decline in production of mortgage loans with prepayment penalties related primarily to amendments to the Alternative Mortgage Transactions Parity Act that became effective July 1, 2003, which eliminated our ability to rely on federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans.

Mortgage Loan Production by Product Type

Our adjustable rate mortgage loan production increased significantly in 2005 from 2004 while our fixed rate mortgage loan production decreased for the same period, primarily because borrowers found our adjustable rate products, which have lower interest rates in early years than our fixed rate products tend to have, to be more attractive than our fixed rate products. The majority of the increase in adjustable rate mortgage loan production was due to the increasing appeal of interest-only products and 40/30 products to borrowers in the marketplace. The following table shows the composition of our loan production based on product type for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005	2004 (1)	2003	Variance 2005 - 2003
Interest-only adjustable rate mortgage loans	35.11%	30.66%	5.42%	548%
Two - five year hybrids (2)	37.53%	37.26%	58.64%	(36.00)%
Floating adjustable rate mortgage loans	0.09%	0.31%	0.05%	80.00%
40/30 adjustable rate mortgage loans (3)	5.26%	—	—	—
Total adjustable rate mortgage loans	77.99%	68.23%	64.11%	21.65%
Interest-only fixed rate mortgage loans	0.66%	2.57%	2.48%	(73.39)%
15 and 30 year fixed rate mortgage loans	16.37%	21.74%	24.97%	(34.44)%
40/30 fixed rate mortgage loans (3)	1.03%	—	—	— %
Balloons and other (4)	3.95%	7.46%	8.44%	(53.20)%
Total fixed rate mortgage loans	22.01%	31.77%	35.89%	(38.67)%
_______________
(1)	Includes all called loans.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, they become adjustable rate loans.
(3)
40/30 mortgage loans are loans with payments calculated according to a 40-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is 30 years after origination.

(4)
Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Production by Borrower Credit Score

Although we experienced a slight decline in weighted average credit scores on our production in 2005 from 2004, the interest rates we charged on our 2005 production did not increase as much as would normally be expected due to intense price competition in 2005.

The following table shows the composition of our loan production by borrower credit score for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,			Variance
	2005	2004 (1)	2003	2005 - 2003
Credit scores > 650
Percentage of total production	24.98%	31.11%	30.69%	(18.61)%
Combined weighted average initial LTV	82.00%	81.56%	80.92%	1.33%
Weighted average credit score	688	689	691	(3) points
Weighted average interest rate:
Total	7.10%	6.84%	7.21%	(11) basis points
Fixed rate mortgage loans	7.66%	7.65%	7.67%	(1) basis point
Adjustable rate mortgage loans	6.88%	6.31%	6.69%	19 basis points
Gross margin - adjustable rate mortgage loans (2)	5.53%	5.06%	4.49%	104 basis points
Credit scores 650 - 601
Percentage of total production	33.90%	30.94%	29.05%	16.70%
Combined weighted average initial LTV	80.48%	80.75%	79.53%	1.19%
Weighted average credit score	624	624	626	(2) points
Weighted average interest rate:
Total	7.21%	7.03%	7.37%	(16) basis points
Fixed rate mortgage loans	7.66%	7.76%	7.70%	(4) basis points
Adjustable rate mortgage loans	7.06%	6.66%	7.13%	(7) basis points
Gross margin - adjustable rate mortgage loans (2)	5.68%	5.35%	4.83%	85 basis points
Credit scores 600 - 551
Percentage of total production	28.02%	23.35%	23.06%	21.51%
Combined weighted average initial LTV	77.44%	78.76%	78.50%	(1.35)%
Weighted average credit score	577	579	577	0 points
Weighted average interest rate:
Total	7.54%	7.49%	7.76%	(22) basis points
Fixed rate mortgage loans	7.80%	7.96%	8.02%	(22) basis points
Adjustable rate mortgage loans	7.48%	7.32%	7.91%	(43) basis points
Gross margin - adjustable rate mortgage loans (2)	5.99%	5.83%	5.43%	56 basis points
Credit scores 550 - 526
Percentage of total production	7.22%	7.84%	9.61%	(24.87)%
Combined weighted average initial LTV	74.08%	78.44%	79.46%	(6.77)%
Weighted average credit score	538	542	538	0 points
Weighted average interest rate:
Total	8.15%	8.33%	8.63%	(48) basis points
Fixed rate mortgage loans	8.56%	8.88%	8.81%	(25) basis points
Adjustable rate mortgage loans	8.09%	8.18%	8.73%	(64) basis points
Gross margin - adjustable rate mortgage loans (2)	6.59%	6.43%	6.10%	49 basis points
Credit scores <=525
Percentage of total production	5.74%	6.40%	7.47%	(23.16)%
Combined weighted average initial LTV	71.71%	78.26%	77.79%	(7.82)%
Weighted average credit score	512	518	513	1 point
Weighted average interest rate:
Total	8.71%	8.97%	9.33%	(62) basis points
Fixed rate mortgage loans	9.04%	9.72%	9.76%	(72) basis points
Adjustable rate mortgage loans	8.67%	8.81%	9.41%	(74) basis points
Gross margin - adjustable rate mortgage loans (2)	7.16%	6.60%	6.54%	62 basis points
Unavailable credit scores
Percentage of total production	0.13%	0.36%	0.12%	8.33%
Combined weighted average initial LTV	65.22%	75.23%	66.71%	(2.23)%
Weighted average credit score	—	—	—	—
Weighted average interest rate:
Total	8.55%	9.91%	8.64%	(9) basis points
Fixed rate mortgage loans	9.04%	10.39%	8.74%	30 basis points
Adjustable rate mortgage loans	8.51%	9.46%	8.97%	(46) basis points
Gross margin - adjustable rate mortgage loans (2)	7.06%	6.47%	5.78%	128 basis points

Total weighted average credit score (3)	614	621	618	(4) points

___________
(1)	Includes all called loans.
(2)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.
(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Production by Income Documentation

The percentage of total mortgage loans produced under each of our mortgage loan documentation categories changed very little for the year ended December 31, 2005 compared to the year ended December 31, 2004, with the exception of the introduction of our 12 month bank statement program during the fourth quarter of 2005. The weighted average credit scores of mortgage loans in each of the full, stated and limited documentation loan programs decreased in 2005 compared to 2004. The percentage of our mortgage loan production represented by full documentation program loans increased slightly in 2005 compared to 2004 and increased 7% in 2005 compared to 2003. The weighted average credit score of mortgage loans in the full documentation loan program increased by 3 points over the three-year period from 2003 through 2005. The percentage of our mortgage loan production represented by stated income program loans decreased slightly in 2005 compared to 2004 and decreased 13% in 2005 compared to 2003, while the weighted average credit score decreased 15 points over the three-year period from 2003 through 2005. The following table shows the composition of our loan production based on income documentation for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005		2004 (1)		2003		Variance 2005 - 2003
Income documentation	% of Production	Weighted Average Credit Score	% of Production	Weighted Average Credit Score	% of Production	Weighted Average Credit Score	% of Production	Weighted Average Credit Score
Full documentation	71.14%	609	70.53%	613	66.69%	606	6.67%	3 points
Stated income	25.44%	628	25.93%	642	29.32%	643	(13.23)%	(15) points
Limited documentation	2.46%	614	3.54%	618	3.99%	629	(38.35)%	(15) points
12 month bank statement	0.96%	604	—	—	—	—	—	—
_______________
(1)	Includes all called loans.

	For the Year Ended December 31,
Income documentation	2005	2004 (1)	2003	Variance 2005 - 2003
	Weighted Average Interest Rate
Full documentation	7.34%	7.31%	7.75%	(41) basis points
Stated income	7.68%	7.31%	7.73%	(5) basis points
Limited documentation	7.24%	7.47%	7.30%	(6) basis points
12 month bank statement	8.21%	—	—	—
_______________
(1)	Includes all called loans.

Mortgage Loan Production by Borrower Purpose

For the year ended December 31, 2005 compared to the year ended December 31, 2004, we saw an increase in our cash-out refinance loan production of 14%. This increase was primarily due to the increased attractiveness of interest-only and 40/30 balloon mortgage loan products to borrowers. For the same period, we saw a decrease of 27% in our purchase loan production as the market demand for new homes declined in 2005 compared to 2004, and we saw a decrease of 34% in our rate or term refinance loan production as interest rates have risen slightly in recent months compared to 2004. The following table shows the composition of our loan production based on borrower purpose for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
Borrower Purpose	2005	2004 (1)	2003	Variance 2005 - 2003
Cash-out refinance	76.18%	66.93%	68.05%	11.95%
Purchase	19.50%	26.57%	23.34%	(16.45)%
Rate or term refinance	4.32%	6.50%	8.61%	(49.83)%
_______________
(1)	Includes all called loans.

Mortgage Loan Production by Geographic Distribution

During 2005 compared to 2004, we saw a slight shift in the concentration of the geographic distribution of our production levels from California and the West region to the Mid-Atlantic region. The intense pricing pressures experienced by our industry during 2005 were the most intense in California and the West, to the point that it was, at times, not economical for us to produce loans in those regions. As a result, we chose to produce lower volumes of mortgage loans in those areas compared to prior years. Instead, we focused on market opportunities in the Mid-Atlantic region, where we believed we could achieve more attractive risk-based returns. We expect production in the California and Western markets to either remain constant or modestly increase in 2006.

The following table sets forth the percentage of our loan production by region for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005	2004 (1)	2003	Variance 2005 - 2003
South	27.39%	26.68%	26.14%	4.78%
California	21.68%	24.92%	27.09%	(19.97)%
Mid Atlantic	20.79%	15.87%	14.06%	47.87%
Midwest	12.66%	11.57%	11.57%	9.42%
West	7.81%	10.43%	9.12%	(14.36)%
Southwest	6.09%	6.19%	6.36%	(4.25)%
New England	3.58%	4.34%	5.66%	(36.75)%
Total	100.00%	100.00%	100.00%
_______________
(1) Includes all called loans.

Mortgage Loan Servicing Segment

At Saxon Mortgage Services, we seek to ensure that each loan is paid in accordance with its terms, to maximize borrower retention, avoid foreclosure whenever possible and mitigate losses by working proactively with borrowers. Servicing involves collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unresolved defaults. We operate through two servicing sites, located in Ft. Worth, TX and Glen Allen, VA. We service loans we produce, and we service loans for third parties. We believe that we are able to service virtually any type of mortgage loan product, including non-traditional loan products such as interest-only loans and longer amortizing products, with our current servicing platform.

We begin the process of servicing each loan for which we have retained or acquired the servicing rights as promptly as possible after origination or purchase of the servicing-retained loan, or acquisition of the servicing rights, seeking to ensure that the loan is repaid in accordance with its terms. In addition to servicing the majority of the mortgage loans that we originate and purchase, we purchase the rights to service mortgage loans for other lenders and investors. For the year ended December 31, 2005, we purchased rights to service $12.4 billion in mortgage loans, which represented 50% of our total servicing portfolio at December 31, 2005. For the year ended December 31, 2004, we purchased the rights to service $11.5 billion in mortgage loans, which represented 57% of our total servicing portfolio at December 31, 2004.

We apply our credit risk management strategy to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with non-conforming loans requires active communication with our borrowers. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower’s historical payment patterns and the borrower’s risk profile. Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual servicing the loan. Contact with the borrower is tailored to reflect the borrower’s payment habits, loan risk profile, and loan status and is initiated through outbound telephone campaigns, monthly billing statements, and direct mail. Our website also provides borrowers with access to account information and online payment alternatives.

For 2005, the following key initiatives were implemented for our servicing segment. We:

•	opened a new servicing center in Virginia to support the growth of our servicing segment and to serve as a secondary site for disaster recovery purposes;
•	continued to train our growing staff;
•	continued to dedicate ourselves to excellent customer service; and
•	continued to focus on improving productivity through process improvement and outsourcing non-essential functions.

For 2006, management established the following key initiatives for the servicing segment:

•	maximize our productivity and efficiency;
•	continue process improvement;
•	maximize the effectiveness of our technology assets; and
•	continue to focus on servicing portfolio growth and performance.

We are a rated servicer with each of the rating agencies, with ratings of "Above Average" by Standard & Poor's, "SQ2" by Moody's Investors Service and "RPS2+" by Fitch Ratings Ltd. for primary residential servicing for sub-prime mortgage loans:

•	According to Standard & Poor's, our "Above Average" rating reflects solid management, which has been enhanced by additions to senior management, good application of technology, satisfactory internal controls, effective and dynamic training programs, solid internal audit program, successful employee retention endeavors and satisfactory oversight of outsourced functions.
•	According to Moody's Investors Service, our "SQ2" rating means that we exhibit above average servicing ability, we are judged to have good financial and operational stability, and we are responsive to changing market conditions.
•	According to Fitch Ratings, our "RPS2+" for residential servicing means that we demonstrate high performance in all relevant categories. Characteristics of a RPS2 servicer are: (1) effective management of a diverse portfolio; (2) seasoned management team with a history of working together; (3) stable associate base; (4) strong, stable financial resources; (5) well documented and complete policies and procedures; and (6) strong systems and reporting capabilities.

Our goal is to provide the most efficient and economical solutions to the workflow processes we manage in the servicing area. We believe that outsourcing has allowed us to maintain our high quality of performance while reducing our costs. We believe that we have in the past successfully outsourced areas including tax tracking, insurance tracking and foreclosure and bankruptcy tracking. In 2005, we outsourced our document management functions to improve our timelines and document exception rates.

We intend to continue to develop our website to improve customer service and expand business-to-business initiatives to enhance our performance in default and timeline management. We are able to deliver online access to selected loan documents and an online interview guiding our borrower through alternatives to foreclosure.

Once an account becomes thirty days delinquent, the borrower receives a breach notice allowing thirty days, or more if required by applicable state law, to cure the default before the account is referred for foreclosure. The call center continues active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less. Accounts moving from thirty days delinquent to sixty or more days delinquent are transferred to our Loss Mitigation department, which is supported by our predictive dialer, as well as the Fiserv system. The Loss Mitigation department continues to actively attempt to resolve the delinquency while our Foreclosure department refers the file to local counsel to begin the foreclosure process. For the loans we service for third parties, we have developed an on-line tool that enables them to review our default resolution plans for any loans in their portfolios that are beyond sixty days delinquent.

Fiserv is our core servicing platform. It provides all loan level detail and interacts with our supplemental products such as the dialer, pay-by-phone and website activity. The Fiserv system provides functionality that was not available with our prior systems, allowing us to retire proprietary systems supporting our Loss Mitigation, Foreclosure, and REO departments. We believe that those automated processes enhance our efficiency.

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

Once the properties are vacant, they are listed with one of three national asset management firms that develop a marketing strategy designed to achieve the highest net recovery upon liquidation. The REO department monitors these asset managers. Property listings are reviewed monthly to ensure the properties are properly maintained and actively marketed.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Business Segment Results” for a further discussion of the financial results of our segments. See Note 21 to our audited consolidated financial statements for information about the revenues, income and assets of each of our business segments.

Underwriting

We currently underwrite each loan that we originate or purchase on an individual basis, except for loans purchased through our correspondent conduit bulk purchase process. For those loans, we re-underwrite only a sampling of the mortgage loans to ascertain whether the seller’s underwriting standards are acceptable to us and are consistently being adhered to. We discuss our underwriting for loans that we originate or purchase other than loans purchased through our correspondent bulk purchase process below.

Underwriting Standards and Process

We have implemented a fully automated underwriting system to underwrite every loan, after which an underwriter reviews income, transaction details and appraisal documentation to confirm that each loan is underwritten in accordance with our guidelines. We thoroughly review the borrower’s credit history, appraisal of property securing the loan, and income documents (except to the extent our stated income and limited documentation programs do not require income documentation) for accuracy and completeness. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. We have established seven classifications with respect to the credit profile of potential borrowers, and we assign a rating to each loan based on these classifications. Based on our analysis of these factors, we determine loan terms, including the interest rate and maximum LTV. As an example, we generally offer loans with higher interest rates to borrowers that have less favorable credit histories than borrowers with more favorable credit histories, based upon our assessment of the loan’s appraisal or fraud risk and probability of default.

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

We also use our automated credit decision system to provide pre-qualification decisions over the Internet. When this system is used, the loan is still underwritten by one of our underwriters before funding. While we intend to continue to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review income, transaction details, and appraisal documentation to confirm that each loan is underwritten in accordance with our guidelines.

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

Our senior underwriting managers generally have a minimum of ten years of industry experience and report directly to the President of Saxon Mortgage and directly to our Chief Credit Officer for credit policy matters. Reporting to each senior underwriting manager are supervisory underwriting managers who have substantial industry experience. Our underwriting managers conduct regular training sessions on emerging trends in production, as well as provide feedback from the monthly default resolution plan, or DRP, and risk management meetings, which are held quarterly.

The majority of the loans we originate and purchase generally do not meet conventional underwriting standards, such as the standards used by GSEs like Fannie Mae or Freddie Mac. As a result, our loan portfolios are likely to have higher delinquency and foreclosure rates than loan portfolios based on conventional underwriting criteria.

Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards or in some cases an insured automated valuation. Each appraisal includes a market data analysis based on recent sales of comparable homes in the area. The appraisal may not be more than 180 days old on the day the loan is originated or purchased. In most instances, we require a second full appraisal or an Insured Automated Valuation Model when certain credit score thresholds are met or for loan amounts that exceed $500,000.

We originate both fixed-rate and adjustable-rate fully-amortizing loans for periods up to 30 years. We originate balloon products, 40/30 fixed and adjustable rate first mortgage balloon loans and 30/20 fixed rate balloon loans on second liens. The underwriting guidelines for our fixed-rate and adjustable-rate fully-amortizing products allow LTVs and combined LTVs, or CLTVs, of up to 100%, and debt ratios of either 50% or 55% in circumstances where disposable income meets a specified threshold. No loans originated or purchased allow for negative amortization. We do not offer a minimum payment option product that would result in a borrower’s monthly payment being less than the accrued interest amount or minimum principal and interest amount. Fixed-rate and adjustable-rate interest-only mortgage loans are also available to customers with credit scores in excess of 560. The interest-only period is for five years and debt ratios for interest-only products are restricted to a maximum of 50%.

Our credit committee monitors the performance of each product originated and looks at characteristics of any loans that pose a concern from a performance standpoint. Adverse trends that share any common guideline characteristic are analyzed to determine if action needs to be taken from a guideline restriction or additional risk based pricing aspect. We also use mortgage insurance to protect us against loss exposure in the event of borrower credit defaults.

Documentation

We have four loan documentation programs:

•
Full Documentation—requires the borrower’s credit report, loan application, property appraisal, and documents that verify employment and bank deposits, such as W-2s, pay stubs, and/or signed tax returns for the past two years. As of December 31, 2005, the full documentation program covered 73% of our loans.

•
12 Month Bank Statements—requires the borrower to furnish 12 months of personal bank statements to document cash flow sufficient to repay the obligation. We began offering this documentation program during the fourth quarter of 2005. As of December 31, 2005, the 12 month bank statement program covered less than 1% of our loans.

•
Limited Documentation—requires six months of personal and/or business bank statements as documentation of the borrower’s stated cash flow. As of December 31, 2005, the limited documentation program covered 4% of our loans.

•
Stated Income—requires verification of borrower’s employment and/or existence of business. Borrower’s income as stated on the loan application is reviewed for reasonableness for the related occupation but is not independently verified. A self-employed borrower must have been in business for at least two years. As of December 31, 2005, the stated income documentation program covered 23% of our loans.

Our full documentation program requires the highest level of credit documentation of all of our programs and is typically selected by those borrowers that are able to meet those requirements. Our limited documentation program and 12 month bank statement program typically are selected by self-employed borrowers, who may have encountered difficulty qualifying for Fannie Mae and Freddie Mac loans due to the requirements for W-2 forms, pay stubs, and similar employment-related documentation requirements associated with such loans. Our stated income program is typically selected by borrowers who do not meet the requirements for independent verification of income associated with Fannie Mae and Freddie Mac loans. Limited documentation and stated income program loans require specialized underwriting and involve higher degrees of risk; accordingly these loans generally have higher interest rates and lower LTVs than are available to borrowers that meet the requirements of our full documentation program.

Underwriting Programs

As described below, we have two loan programs for first mortgage loans, a niche program for first and second mortgage loans with 100% CLTV, and one program for second mortgage loans. The key distinguishing features of each program are the documentation required to obtain a loan, the LTV, and the credit scores necessary to qualify under a particular program. Each program also uses maximum LTVs and loan amounts to mitigate risk. We apply our proprietary credit grading system only to non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans.

In addition, each of our loan products has a maximum CLTV amount, which is the maximum encumbrance allowed on a specific mortgaged property. We permit three general categories of second liens that may be subordinate to a Saxon first lien. These are:

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

We believe our ScorePlus program, which was introduced to the marketplace in January 2001, is one of our most successful products developed to date based on increased production of the aggregate dollar value of the loans funded under this program. For the year ended December 31, 2005, we generated $3.0 billion in loans through our ScorePlus program, or 90% of our total loan volume for 2005, compared to $2.0 billion, or 57% of total loan volume for the year ended December 31, 2004. We expect that ScorePlus’ percentage of our total production will continue to increase throughout 2006.

ScoreDirect Program.  We introduced our ScoreDirect program in December of 2003 using the credit score as the determining factor in the credit decision. ScoreDirect is only offered as a full documentation product. In addition to credit score, the following factors are also considered:

•	bankruptcy history;
•	foreclosure history;
•	debt-to-income ratio; and
•	current mortgage delinquency.

ScoreDirect does not offer the possibility for allowing certain exceptions. For loans not meeting our ScoreDirect guidelines, we apply the ScorePlus guidelines for possible qualification. As of December 31, 2005, the portion of our mortgage loan portfolio represented by the ScoreDirect Program was 5%.

Second Liens.    This credit score driven product, available for loans up to 100% CLTV, is concentrated on the home equity market and is available for loans secured by owner-occupied primary residences only and under our full documentation and stated income documentation programs. We typically sell the loans secured by second liens that we produce. As of December 31, 2005, the portion of our mortgage loan portfolio represented by loans secured by second liens was less than 1%.

Quality Control

The primary focus of our Quality Control and Risk Management Department is to ensure that our loans are underwritten consistently in accordance with our underwriting guidelines. On a monthly basis, using a statistically-based sampling system, the Quality Control and Risk Management Department selects certain funded loans for review, re-underwrites those loans, re-verifies the sources of income and employment, and reviews the appraisals to ensure collateral values for the loans are supported by the appraisals. Any material findings noted during the Quality Control and Risk Management Department’s monthly review are communicated to senior management immediately.

Our Quality Control and Risk Management Department is also responsible for performing a fraud investigation on any loan which becomes delinquent on its first or second payment due date, as well as loans that go into default later in the loan’s life and which our Loss Mitigation department believes may contain borrower or seller misrepresentations. To the extent the Quality Control and Risk Management Department’s review indicates that a loan contains material misrepresentations, the Quality Control and Risk Management Department will make recommendations regarding the exercise of remedies available to us, including, where appropriate, requiring the originator to repurchase the loan from us and potentially civil litigation. In addition, the Quality Control and Risk Management Department advises our business channels on methods to avoid funding loans with similar issues in the future.

All findings of the Quality Control and Risk Management Department are reported quarterly to members of senior management. Our senior management team analyzes the results of the monthly Quality Control and Risk Management Department audits as well as performance trends and servicing issues. Based upon the results of these analyses, further analysis is undertaken and recommendations may be made to the Credit Committee to modify underwriting guidelines or procedures.

Securitization and Financing

As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. From time to time, we may choose to sell loans rather than securitize them if we believe that market conditions present an opportunity to achieve a better return through such sales. From July 2001 through December 31, 2005, we sold $852.7 million in mortgage loans. As of December 31, 2005, we had securitized $22.4 billion and $12.8 billion of the loans we produced or purchased since 1996 and 2001, respectively, and we intend to continue to access the asset-backed securitization market to provide long-term financing for our mortgage loans. We generate earnings primarily from the net interest income and fees we record on the mortgage loans we originate and purchase, both before and after securitization.

In one of our typical securitizations, pools of mortgage loans, together with the right to receive all payments on the loans, are assembled and transferred to a trust. The trust pledges the mortgage loans to an indenture trustee to secure payment on notes that are issued by the trust and represent our indebtedness. Most of the notes, which are referred to as asset-backed securities, are offered for sale to the public. The trust also issues a certificate that represents the ownership interest in the trust, which is retained by a qualified REIT subsidiary. Many of the notes are assigned ratings by rating agencies such as Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings Ltd. The indenture pursuant to which the notes are issued establishes various classes of notes, and assigns an order of rights to priority of payment to each class. A trust agreement and an administration agreement also provide for such administrative matters as the appointment of a trustee of the trust and the monthly distribution of funds and reports to the holders of the certificates. A sale and servicing agreement provides for the transfer of the mortgage loans to the trust and the servicing of the mortgage loans.

We finance loans initially under one of several different secured and committed warehouse lines of credit and repurchase facilities. When the loans are later securitized, we receive proceeds from the securities issued by the securitization trust, and use some of those proceeds to pay off the related warehouse and repurchase financing. Generally, as the company sponsoring the securitization, we are not legally obligated to make payments on the securities issued by the securitization trust, although under GAAP applicable to our current portfolio-based accounting, such obligations are included as liabilities on our consolidated balance sheet. We do, however, make certain customary representations and warranties to each securitization trust, which, if violated, could legally obligate us to repurchase some or all of the securitized loans from the trust. The asset-backed securities issued by the securitization trust receive interest out of the interest collected on the securitized loans and generally pay down as the securitized loans pay off.

The structure we employ in securitization transactions requires credit enhancement. We may use one or more credit enhancement features, including derivative instruments, primary mortgage insurance, bond insurance, reserve funds and overcollateralization. Overcollateralization is a method of credit enhancement that we have typically used; however, we may use other methods described in the prospectuses filed with respect to our subsidiaries’ asset-backed securities. There are no direct financial costs to the use of overcollateralization. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgage loans are repaid, we are able to create and maintain any required overcollateralization.

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

    Prior to our conversion to a REIT, we typically had structured our securitizations as REMICs, which required us to recognize gain for tax purposes at the time of the securitization. We now structure most of our securitizations as non-REMIC borrowing transactions for federal income tax purposes, which facilitates compliance with the applicable REIT income and asset tests and allows us to defer recognition of any taxable gain associated with the securitized mortgage loans. All of our securitizations following our conversion to a REIT have been structured as non-REMIC securitizations, with the exception of our most recent securitization (SAST 2005-4), which was structured as a REMIC securitization. Although we intend to continue to structure most of our securitizations as non-REMIC borrowing transactions, we may engage in more REMIC securitizations in the future. We have in the past and may in the future recognize excess inclusion income attributable to the interests we retain in such securitization transactions, which could have negative tax consequences to us or our shareholders. See “Item 1A. Risk Factors - Federal income tax risks related to our qualification as a REIT - Recognition of Excess Inclusion Income by us could have adverse tax consequences to us or our shareholders.”

Competition

We face intense competition in the business of originating, purchasing, securitizing, and servicing mortgage loans. Our competitors include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, investment banks, credit unions, savings and loans, credit card issuers, Internet-based lending companies, and insurance finance companies. Many of our largest competitors operate under federal charters and regulations that preempt state and local rules governing lenders and that facilitate efficient nationwide mortgage lending operations while we do not benefit from these federal regulations. Many traditional mortgage lenders have begun to offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include non-conforming products, and they have begun to expand their operations into the non-conforming sector, providing a secondary market for non-conforming loans and thereby increasing the liquidity available to our competitors. We also expect increased competition over the Internet, which has relatively low entry barriers. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or greater access to capital at lower costs, and greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater production volumes a competitive advantage.

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

We believe that, in this highly competitive environment, our competitive strengths are:

•
Disciplined underwriting approach. We adhere to a disciplined underwriting approach for non-conforming mortgage loans that uses sophisticated and integrated risk management techniques. Our senior underwriting managers have a minimum of ten years of industry experience, and the underwriting guidelines of our wholesale, correspondent and retail production channels are determined by our credit committee, which includes senior executives as well as members of the senior management of each production channel. The data and experience that we have accumulated since 1995 in managing non-conforming mortgage loans during periods of different conditions in the mortgage industry is also the foundation of our risk-based pricing approach, which we believe increases the predictability of our returns. This has enabled us to implement a suite of score-based lending products that focus our underwriting decisions on certain defined factors and guidelines, providing a faster and simpler credit qualification process to those customers willing to forego certain flexibilities offered by more traditional underwriting programs.

•
Strong servicing platform with focus on asset protection. We believe that our investment in high-quality initial diligence and advanced technologies enables us to achieve superior results over the life of the loans we service. Our credit risk management strategy, based on our credit philosophy of managing risk from the moment we begin servicing a loan until its final disposition, has historically been applied to every loan in our servicing portfolio. We believe that we also benefit from improved credit performance and risk-adjusted returns from the mortgage loans we own, because our servicing platform allows us to begin servicing those loans promptly after funding. Our servicing business is rated "Above Average" by Standard & Poor's, "SQ2" by Moody's Investors Service and "RPS2+" by Fitch Ratings Ltd. for primary residential servicing for sub-prime mortgage loans. We believe that our servicing platform is scalable, providing us with the ability to double the size of our current servicing portfolio using our existing infrastructure with limited additional fixed costs.

•
Diversified mortgage loan production. We believe our diversification across our wholesale, correspondent and retail channels not only prevents us from becoming dependent on any one particular channel but also enables us to take advantage of changes in relative pricing and competition in different production channels.

•
Access to capital. We believe we have been able to efficiently access the asset-backed securities market to support our ongoing mortgage loan production since our first securitization as an independent company in August 2001. We have completed $12.8 billion of securitizations in 15 issuances since that time. In addition, as of December 31, 2005, we had short-term committed warehouse lines of credit and repurchase facilities of $1.7 billion. The amount we have outstanding on our short-term committed facilities at the end of any quarter generally is a function of the volume of our mortgage loan production relative to the timing of our securitizations. Although we expect to issue asset-backed securities on a quarterly basis, our intention is to maintain short-term committed financing facilities equal to approximately six months of mortgage loan production to provide us with flexibility in timing our securitizations. As of December 31, 2005, the weighted-average cost of our securitizations and warehouse lines of credit and repurchase facilities was one-month LIBOR plus 58 basis points.

•
Strong risk management. We believe we have been very effective in managing duration, credit, interest rate and other risks inherent to our business. Our hedging committee generally meets weekly to review changes in current and predicted interest rates to determine the appropriate measures necessary to manage interest rate and duration risk. Our Quality Control and Risk Management Department generally conducts a monthly process for reviewing and re-underwriting at least 10% of all loans funded using a statistics-based sampling system to select certain funded loans for review. We then re-underwrite those loans, verify the borrowers’ sources of income, verify the borrowers’ employment and review the appraisals to ensure collateral values for the loans are supported by the appraisals. We also perform a fraud investigation on any loan that becomes delinquent on its first or second payment due date.

•
Experienced management team. We believe that our experienced senior management team has enabled us to improve our profits by increasing loan production and successfully managing credit risk. We believe that our management team's experience in overseeing a portfolio of consumer loans provides us with a significant competitive advantage over other mortgage REITs without portfolio management expertise.

We believe these strengths enable us to produce higher-quality, better performing loans than our competitors.

Regulation

Our business is subject to extensive regulation, supervision, examination and licensing by federal, state, and local governmental authorities and is subject to various laws, regulations and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. As of December 31, 2005, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgage loans in 48 states, excluding the states of Alabama and New Jersey and the District of Columbia. In mid-January 2006, we obtained a license to originate loans in the District of Columbia. As of December 31, 2005, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to service first and second mortgage loans in all 50 states and the District of Columbia.

Our lending and servicing activities are subject to numerous federal and state laws and regulations, including: the Truth-in-Lending Act, or TILA, and Regulation Z (including the Home Ownership and Equity Protection Act of 1994, or HOEPA); the Equal Credit Opportunity Act, or ECOA, and Regulation B; the Fair Credit Reporting Act, or FCRA; the Real Estate Settlement Procedures Act, or RESPA; the Fair Housing Act; the Home Mortgage Disclosure Act, or HMDA; the Fair Debt Collection Practices Act; the privacy requirements of the Gramm-Leach-Bliley Act and the FTC Safeguards Rule and similar state statutes; the Fair and Accurate Credit Transactions Act of 2003, or FACT Act; the Soldiers’ and Sailors’ Civil Relief Act of 1940; and federal and state laws and regulations regarding telemarketing and outbound fax marketing.

TILA. Specifically, TILA was enacted to require lenders to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. Among other things, TILA gives consumers a three-business day right to rescind certain refinance loan transactions that we originate.

HOEPA. HOEPA imposes additional disclosure requirements and substantive limitations on certain “high cost” mortgage loan transactions. As a matter of policy, we do not originate HOEPA-covered loans.

ECOA. ECOA, which is implemented by Regulation B, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, if all or part of the applicant’s income is derived from a publicly assisted program or if the applicant has in good faith exercised any right under the Consumer Credit Protection Act. ECOA also requires disclosures when adverse action is taken on an application or existing credit account and prohibits creditors from requesting certain types of information from loan applicants.

FCRA and FACT Act. FCRA sets forth legal standards governing the collection, use, and communication of credit data and certain other information about consumers. In the FACT Act, Congress amended FCRA to include a number of new provisions addressing the handling of consumer information and identity theft. Although this legislation benefited lenders by re-enacting the federal preemption that established a uniform national framework concerning affiliate information sharing and by adding certain other preemption provisions related to use of consumer information, it also provides certain additional consumer protections, particularly with respect to consumer identity theft and the use of customer information for marketing purposes. For example, lenders that use credit scores in connection with mortgage-related lending must now disclose to each borrower his or her score.

RESPA. RESPA mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In 2004, the government withdrew certain proposed rules to revise RESPA that would have significantly changed important parts of the legal framework applicable to us as mortgage lenders. We cannot predict whether any re-proposed proposals will be submitted or adopted and what effects any new RESPA rules might have on us.

HMDA. HMDA requires us to collect and file with the Department of Housing and Urban Development information on our loan applications and originations. Beginning in August 2005, new reporting requirements under HMDA require lenders to disclose data on high-cost loans, as well as data on race, ethnicity, and gender. It is expected that the disclosure of such information could be used to attempt to identify patterns of discrimination in pricing and geographic distribution of mortgage loans. The reporting requirements are also likely to have competitive effects in advance of the effective date as lenders adjust their policies with respect to loans that would generate data pertinent to the new reporting requirements. In addition, the newly available data may give rise to adverse publicity about mortgage lending practices in the mortgage industry generally, as well as about particular segments of or companies in the industry.

Gramm-Leach-Bliley Act and FTC Safeguards Rule. The Gramm-Leach-Bliley Act and FTC Safeguards Rule impose requirements on all financial institutions, including lenders, with respect to their collection, disclosure and use of nonpublic consumer financial information and require them to implement and maintain appropriate safeguards to protect the security of that information. It also permits the states to enact more demanding privacy rules, which has occurred recently in a number of states. We continue to monitor these state activities to evaluate the potential impact of any proposed new laws.

SCR Act. Congress has re-enacted the Soldiers' and Sailors' Civil Relief Act of 1940 as the Servicemembers Civil Relief Act, or SCR Act, to provide certain protections and benefits for members of military services on active duty. Under the SCR Act, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower's active duty status. It also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. In such cases, financial institutions may not charge a higher interest rate during the service member's period of active service.

"Interest rate" includes all charges and fees except bona fide insurance related to the obligations. Relief under this provision also extends to obligations on which a covered service member is a co-obligor. As re-enacted, the SCR Act and its legislative history make it plain that Congress intends all interest above the 6% limit to be forgiven by the lender and not just deferred. In addition, for mortgage loans entered into before the borrower's active duty service and that go into default, institutions may not, in general, foreclose during the period of military service or for three months thereafter. In addition, states such as California have also enacted laws permitting service members to defer loan payments while on active duty in specified overseas locations. In times of significant and sustained mobilization by the U.S. Armed Forces, the number of our borrowers who are subject to this act is likely to increase, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

Federal and state laws and regulations regarding telemarketing and out-bound fax marketing. Our marketing operations, including the activities of brokers who originate loans for us, may be restricted by the development of various federal and state restrictions on out-bound telemarketing and "do not call" requirements that prohibit certain unsolicited marketing telephone calls to consumers. Also, "do not fax" rules at the state or federal level may restrict our ability to broadcast facsimile transmissions to inform mortgage brokers of changes in our rates and products.

Consumer protection laws. We also are required to comply with a variety of state and local consumer protection laws, which, among other things, require certain disclosures regarding application and settlement practices and fees and limit certain lender fees we may charge for settlement charges and prepayment penalties, and are subject to the rules and regulations of, and examination by, state and local regulatory authorities with respect to originating, purchasing, processing, underwriting, selling, securitizing and servicing mortgage loans. Also, to resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions.

Predatory lending laws and regulations. Several federal, state, and local laws, rules, and regulations have been adopted or are under consideration that are intended to eliminate lending practices labeled as "predatory" or even to restrict commonly-accepted lending activities. Many of these laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceed specified thresholds or restrict or prohibit prepayment charges on loans. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten or originated. In addition, an increasing number of these laws, rules, and regulations seek to impose liability for violations against purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

The continued enactment of these laws, rules, and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees we charge on our mortgage loans. The difficulty of managing the compliance risks presented by these laws, rules, and regulations may decrease the availability of warehouse and repurchase financing, and could make it more difficult for us to securitize or sell our loans. These laws, rules, and regulations have increased, and may continue to increase, our cost of doing business as we have been, and may continue to be, required to develop systems and procedures intended to ensure that we do not violate any aspect of these new requirements.

In addition, many of these state laws, rules, and regulations are not applicable to the mortgage loan operations of national banks and federal savings associations, and their operating subsidiaries, or of federal credit unions. Therefore, the mortgage loan operations of these institutions are at a competitive advantage to us since they do not have to comply with many of these laws.

We seek to avoid originating loans that meet or exceed the APR or "points and fees" threshold of these laws, rules, and regulations. If we decide to relax our self-imposed restrictions on originating mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from the parties to whom we sell mortgage loans or that purchase our mortgage-backed securities, difficulty in obtaining credit to fund our operations, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations.

Taken together, all of the laws, rules and regulations described above, among other things:

•	impose licensing obligations on us and certain of our affiliates with respect to loan origination, funding, acquisition, and servicing activities;
•	establish eligibility criteria for mortgage loans;
•	prohibit discrimination;

•
require us to devote substantial resources to loan-by-loan analyses of points, fees, benefits to borrowers, and other factors set forth in laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located;

•	require us to adhere to certain procedures regarding credit reports and personal information on loan applicants;
•	regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features;
•	mandate certain truth-in-lending and other disclosures and notices to borrowers;
•	provide for inspections and appraisals of properties securing mortgage loans; and
•	may fix maximum interest rates, fees, and mortgage loan amounts.

      In addition, if we decide to increase REIT qualifying assets and income, such as originating and servicing loans at the REIT level, we will be required to obtain certain new licenses and approvals. We currently have not filed applications for these licenses in certain states where we do not meet in-state presence requirements and have not received approval with respect to all of the applications we have filed to date. Until all necessary licenses have been obtained, we will be limited in our ability to originate, fund, and service loans and we will need to perform these activities exclusively through our taxable REIT subsidiaries. Failure to obtain and maintain these licenses and approvals would limit, delay and disrupt (1) our ability to increase REIT qualifying assets and income and (2) our operations in certain geographical regions, and perhaps nationwide.

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

Employees

We employed 1,127 predominantly full-time employees as of December 31, 2005. None of our employees are represented by a union or covered by a collective bargaining agreement.

Executive Officers and Key Employees

Our executive officers as of December 31, 2005 were as follows:

    Michael L. Sawyer, Age 49.    Mr. Sawyer is our Chief Executive Officer and President and a Director. Mr. Sawyer has served as our Chief Executive Officer and a Director since 2001, and as our President from 1998 until 2001 and since June 7, 2004. Before being named President in 1998, Mr. Sawyer had served as a Director and Senior Vice President of Underwriting of Saxon Mortgage since 1995. Before joining us, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services from 1994 to 1995. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor’s degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

      Robert B. Eastep, Age 42.    Mr. Eastep is our Executive Vice President and Chief Financial Officer. Mr. Eastep has served as our Executive Vice President and Chief Financial Officer since June 2002. Previously, Mr. Eastep had served as our Vice President of Strategic Planning and Controller since 1999. Before joining us, Mr. Eastep worked at Cadmus Communications, a printing company, as Director of Internal Audit from 1998 to 1999. Before that, Mr. Eastep served as Vice President-Finance for Central Fidelity Bank, NA (now Wachovia Corporation), a commercial bank, from 1996 to 1998. Before 1996, Mr. Eastep was a Senior Manager in the financial services practice at KPMG LLP, an international accounting firm. Mr. Eastep received his Bachelor of Science in Business Administration with honors from West Virginia University. In 2005, Mr. Eastep received his Certificate of Professional Achievement in Financial Management from the Kellogg School of Management. Mr. Eastep is a licensed Certified Public Accountant in the Commonwealth of Virginia.

David L. Dill, Age 42.    Mr. Dill is our Executive Vice President of Servicing and is President of Saxon Mortgage Services. Mr. Dill has served as our Executive Vice President of Servicing since March 2005, and as President of Saxon Mortgage Services since June 2004. Prior to that, Mr. Dill had served as our Senior Vice President of Servicing since July 2004 and had previously served as our Vice President of Servicing since July 2001. Mr. Dill joined us in 1998 as Vice President and Loss Mitigation Manager, responsible for outbound collection and loss mitigation activities on mortgage loans sixty or more days delinquent. Before joining us, Mr. Dill held various managerial positions at North Dallas Bank and Trust from 1985 to 1998, most recently as Vice President of Consumer Lending. Mr. Dill studied at North Lake Jr. College and has completed real estate lending courses at the Texas Bankers Association Consumer Lending School.

James V. Smith, Age 47.    Mr. Smith is our Executive Vice President of Production and is President of Saxon Mortgage, and until December 31, 2005, of America’s MoneyLine. Mr. Smith has served as our Executive Vice President of Production since March 2005 and as President of Saxon Mortgage since June 2004. Prior to that, Mr. Smith had served as our Senior Vice President of Production since June 2004.

Mr. Smith previously served as the Executive Vice President of our wholesale business channel from August 2003 to June 2004 and as the Senior Vice President of our wholesale business channel from February 2003 to August 2003. Before joining us in February 2003, Mr. Smith was Executive Vice President and Chief Operating Officer of Origen Financial L.L.C., an originator and servicer of manufactured home loans, from November 1995 to January 2003. From 1994 until 1995, Mr. Smith served as Assistant Vice President of Conduit Funding for Household Financial Services in Pomona, California. From 1990 until 1994, Mr. Smith was Executive Vice President for Genesis Management Group in Atlanta, Georgia. Mr. Smith served as Senior Vice President for Barclays American Financial from 1988 until 1990. From 1979 until 1988, Mr. Smith held various managerial positions with Meritor Credit Corporation and Conseco Finance Corporation, including directing regional underwriting, operations, servicing, sales and business development functions. Mr. Smith received his Bachelors of Business Administration in Finance from Georgia State University in Atlanta, Georgia.

Richard D. Shepherd, Age 52.    Mr. Shepherd is our Executive Vice President, General Counsel, and Secretary and has held these positions since September 2004. Mr. Shepherd has managed our Legal Department since 1996, and our corporate secretary functions since 2001. Previously he had served as our Regulatory Compliance Counsel. Before joining us in 1995, Mr. Shepherd practiced law at Ragsdale, Beals, Hooper & Seigler in Atlanta, Georgia and Robert Musselman and Associates in Charlottesville, Virginia concentrating in real estate finance matters. Mr. Shepherd received his Bachelor of Arts degree from the University of Maryland, and his law degree from the University of Virginia.

W. Michael Head, Age 56. Mr. Head is our Vice President and Director of Human Capital. Mr. Head has served in this capacity since December 2004. Prior to joining us, Mr. Head was Senior Human Capital Consultant for FoxHead Consulting, a human resource strategy and software consulting organization, in Nashville, Tennessee from 2003 to 2004, and served as Principal from 1998 to 2000. From 2000 to 2003, Mr. Head was Executive Vice President and Corporate Human Resources Director for Regions Financial Corporation, a financial services company, in Birmingham, Alabama. From 1984 to 1998, Mr. Head served as Corporate Vice President of Human Resources for Ingram Industries Inc. in Nashville, Tennessee. Before that, Mr. Head was Director of Human Resources and Strategic Planning for Endata, Inc. in Nashville, Tennessee, from 1977 to 1984. Mr. Head received his Bachelor of Arts degree in Economics from the University of Virginia, and his Masters of Business Administration Degree from Vanderbilt University.

Mark E. Trentmann Sr., Age 55. Mr. Trentmann is our Vice President, Chief Information Officer and is responsible for our Information Technology group. Mr. Trentmann has served in this capacity since August 2005, and has been a Senior Vice President of Saxon Mortgage Services and Saxon Capital Holdings, Inc. since June 2005. Prior to joining Saxon, Mr. Trentmann served as Strategy Manager and Director of Origination Automation at Option One Mortgage Corporation from 2002 to 2005. From 2000 to 2002, Mr. Trentmann served as Managing Director of the LCS Group, a mortgage technology consulting firm. From 1995 to 1999, Mr. Trentmann served and was one of the five founders of

Amresco Residential Credit where he served as Vice President Systems and Operations. Mr. Trentmann held several management positions during an eight-year career at Household Finance Corporation and has over 25 years experience in managing technology within the financial services industry. Mr. Trentmann majored in Business Administration at the University of Missouri-St Louis.

Carrie J. Pettitt, Age 35.    Ms. Pettitt is our Vice President and Controller. Ms. Pettitt has served as our controller since October 2003. Prior to joining us in 2003, Ms. Pettitt had served as Senior Manager at KPMG LLP since 1999, providing financial statement audit and internal control advisory services primarily to clients in the financial services industry. Ms. Pettitt was employed from 1995 to 1999 by Dynex Capital, Inc., a mortgage and consumer finance company, and served as their Assistant Treasurer and Manager of Investor Relations. Ms. Pettitt began her career with KPMG LLP in 1992 performing financial statement audits, again in the financial services industry. Ms. Pettitt received a Bachelor of Business Administration with honors, with a Concentration in Accounting, from The College of William and Mary and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Our key employees as of December 31, 2005 are as follows:

Jeffrey A. Haar, Age 39.    Mr. Haar is the Executive Vice President of Saxon Mortgage and is in charge of our correspondent business channel. Mr. Haar joined us as a Regional Account Manager in 1997. Before joining us, Mr. Haar served as Senior Vice President of Indy Mac’s Correspondent Lending Division since 1996, and as National Account Manager from 1993 to 1996. Prior to these positions, Mr. Haar was a Retail Loan Officer for First Pacific Mortgage and Commerce Security Bank from 1990 to 1993. Mr. Haar received his Bachelor of Business Administration in Finance from the University of Toledo.

Bruce C. Morris, Age 60.    Mr. Morris is Executive Vice President of Saxon Capital Holdings, Inc. and is in charge of quality control. Mr. Morris has managed our Quality Control and Risk Management Department since 1998. Before joining us, Mr. Morris was a Senior Asset Manager for SMAI, Inc., an independent contract firm that managed the liquidation of failed financial institutions under contract with the RTC/FDIC from 1993 to 1997. Before that, Mr. Morris held various senior management positions at Ritz-Cohen Joint Ventures, HomeFed Bank, and SunBelt Savings FSB. Mr. Morris received his Bachelor of Business Administration degree in Finance and Economics from Stephen F. Austin University.

Jeffrey D. Parkhurst, Age 46.    Mr. Parkhurst is Executive Vice President and Chief Credit Officer of Saxon Capital Holdings, Inc. Prior to being named our Vice President and Chief Credit Officer in 2003, Mr. Parkhurst served as our Vice President of Wholesale Underwriting since 1998, and as Vice President of Central Loan Originations for America’s MoneyLine from 1997 to 1998. Before joining America’s MoneyLine, Mr. Parkhurst held various managerial positions at Novus Financial Corporation, and served as Origination Manager from 1992 to 1997. Mr. Parkhurst also held various managerial positions during a ten-year career at Household Finance Corporation. Mr. Parkhurst received his Bachelor of Science degree in Economics from Illinois State University.

Ernest G. Bretana, Age 37. Mr. Bretana is Senior Vice President of Saxon Capital Holdings, Inc. and is responsible for administering our asset backed securitization program and whole loan sale efforts. Mr. Bretana has been in our Capital Markets Group since 1999. Prior to joining Saxon, Mr. Bretana served as Vice President, Financial Analyst for Dynex Commercial, Inc. from 1998 to 1999 and as a Financial Analyst in the structured finance group of the law firm of Arter & Hadden, LLP from 1996 to 1998. Mr. Bretana received his Bachelor of Business Administration in Finance from James Madison University, and received his Masters of Business Administration from the College of William and Mary.

Jeffrey D. Coward, Age 36.    Mr. Coward is Senior Vice President of Saxon Capital Holdings, Inc. in charge of Pricing and Analytics. Mr. Coward has managed our Pricing and Analytics group since 1997. Prior to this position, Mr. Coward served as Assistant Vice President of Secondary Marketing. Mr. Coward joined Saxon Mortgage as a Secondary Marketing Analyst in 1993. Mr. Coward completed a Pricing Strategy and Tactics Executive Education Course at the University of Chicago Graduate School of Business in December 2000. Mr. Coward graduated Cum Laude from Virginia Commonwealth University with a Bachelor of Science degree in Finance.

Timothy B. Hoffman, Age 46. Mr. Hoffman is Senior Vice President of Saxon Mortgage, Inc. and is responsible for administering our hedging activities. Mr. Hoffman has been in our Capital Markets Group since 1997. Mr. Hoffman has over 20 years experience in the mortgage business, all of which has been in capital market functions. Prior to joining Saxon, Mr. Hoffman served as Vice President, for Ryland Mortgage, Inc. and Maryland National Mortgage, Inc. Mr. Hoffman received his Bachelor of Business Administration in Finance, and a second Bachelor degree in Economics from Towson University.

Kevin R. Wall, Age 36.   Mr. Wall is Senior Vice President, Director of Marketing and Product Development of Saxon Mortgage. Mr. Wall has managed our marketing and product development since joining us in November of 2004. Prior to joining us, Mr. Wall served as Senior Vice President of Retail Marketing for Centex Home Equity from 2002 to 2004. From 1991 to 2002, Mr. Wall held several managerial positions during a ten-year career in the Norwest/Wells Fargo Consumer finance organization, which included roles in sales and operations, mergers and acquisitions, product development, and marketing. Mr. Wall received his Bachelor of Business Administration in Finance from the University of Pittsburgh.

Jennifer B. Sebastian, Age 36.    Ms. Sebastian is our Vice President and Treasurer. Prior to being named our Vice President and Treasurer in June 2004, Ms. Sebastian had served as Vice President and Assistant Treasurer of Saxon Mortgage, Saxon Mortgage Services and America’s MoneyLine since 2001, as Assistant Vice President and Assistant

Treasurer from 1999 to 2001, and as Cash Manager from 1996 to 1999. Before joining us, Ms. Sebastian served in various financial positions at Dynex Capital, Inc., Moody’s Investor Services, and Northeast Appraisals Corp. Ms. Sebastian received her Bachelor of Science in Economics with honors from St. Bonaventure University.

Todd F. Miller, Age 41.    Mr. Miller is our Director of Internal Audit and Vice President. Mr. Miller has directed our Internal Audit group since August 2004. Prior to joining Saxon Capital in August 2004, Mr. Miller was a group manager in the internal audit division of Capital One Financial Corporation from 2002 to 2004. From 1993 to 2002, Mr. Miller was employed as senior manager with KPMG LLP in the financial services assurance sector. Mr. Miller received his Masters of Business Administration from Virginia Commonwealth University and his Bachelor of Business Administration from James Madison University. Mr. Miller is a licensed Certified Public Accountant in the Commonwealth of Virginia, a Certified Internal Auditor and holds the designation of Certified Risk Professional sponsored by the Bank Administration Institute.

Bobbi J. Roberts, Age 31.    Ms. Roberts is our Vice President of Investor Relations. Ms. Roberts has served as our Investor Relations officer since July 2001. Prior to her current position, Ms. Roberts served as our Senior Business Performance Analyst from March 2000 to July 2001. Before joining Saxon Capital, Ms. Roberts served as a financial analyst for GMAC Model Home Finance from December 1999 to March 2000, as a production accountant and analyst for Dynex Capital, Inc. from February 1997 to December 1999, and as an auditor with the Virginia Auditor of Public Accounts from June 1996 to February 1997. Ms. Roberts received her Bachelor of Science in Accounting from Virginia Commonwealth University and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Item 1A. Risk Factors

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

Risks related to our business

Our business requires a significant amount of cash, and if we are unable to obtain the cash required to execute our business plan, our business and financial condition will be significantly harmed.

We require a significant amount of cash to fund our loan production, to pay our loan production expenses, to purchase mortgage servicing rights, and to hold our mortgage loans pending securitization. We also require cash to meet our working capital and other needs. Furthermore, we need cash to meet our minimum REIT dividend distribution requirements. Because we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains and including, in some instances, taxable income recognized where we do not receive corresponding cash) to qualify as a REIT, our ability to reduce debt and finance growth depends in large part on external sources of capital. In addition, if our minimum distribution requirements to maintain our REIT status become large relative to our cash flow as a result of our taxable income exceeding our cash flow from operations, then we may be required to borrow funds or raise capital to meet those distribution requirements. We may not be able to do so on reasonable terms or at all.

We depend on borrowings and securitizations to fund our mortgage loans, acquire mortgage servicing rights, finance servicing advance receivables, and reach our desired amount of leverage, which exposes us to liquidity risks. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to make mortgage loans, acquire mortgage servicing rights or finance servicing advance receivables which will harm our results of operations.

We depend on short-term borrowings to initially fund our mortgage loan originations and purchases, acquire mortgage servicing rights, and reach our desired amount of leverage. Our ability to accumulate loans for securitization depends to a large extent upon our ability to secure interim financing on acceptable terms. Accordingly, our ability to achieve our loan production, mortgage servicing rights acquisition, and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. We depend on a few lenders to provide the primary financing facilities for our mortgage loan production and mortgage servicing rights acquisitions. As of December 31, 2005, we had short-term committed financing facilities consisting of $1.7 billion of warehouse lines of credit and repurchase agreement facilities with variable rates of interest with five separate financial institutions (of which $0.4 billion was outstanding on that date). These facilities generally are committed for 364 days, subject to customary renewal and cancellation provisions. If our lenders do not allow us to renew our borrowings, or change sublimits applicable to the types of assets we finance, or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions or might not be able to originate or purchase mortgage loans and mortgage servicing rights, which would harm our results of operations and may result in permanent losses.

It is possible that the lenders under our financing facilities could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans or mortgage servicing rights. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the financing facilities that they provide to us. Moreover, the amount of financing we receive under our financing facilities is directly related to the lender’s valuation of the mortgage loans and mortgage servicing rights that secure the outstanding borrowings. Our financing facilities grant the lender the absolute right to re-evaluate the market value of the mortgage loans and mortgage servicing rights that secure our outstanding borrowings at any time. In determining the market value of our mortgage servicing rights, our lenders rely on periodic third-party appraisals. In the event the lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans or mortgage servicing rights to the lender (without any advance of funds from the lender for such transfer of mortgage loans) or to repay a portion of the outstanding borrowings. Any such margin call could be significant and could have a material adverse effect on our business, results of operations, liquidity and financial condition.

All of our financing facilities are subject to financial covenants and other restrictions and contain cross-default provisions. If we are unable to operate within the covenants and restrictions or obtain waivers, all amounts that we owe under our financing facilities could become immediately payable and the undrawn portions of these facilities could become unavailable to us. The involuntary termination of a credit facility, or the acceleration of our debt under a credit facility, would impact all of our financing facilities and would have a material adverse effect on our business, financial condition, liquidity and results of operations.

We rely, and expect to continue to rely, upon our ability to securitize our mortgage loans and mortgage servicing advance receivables to generate cash for repayment of short-term credit, including warehouse lines of credit and repurchase facilities, to finance mortgage servicing advance receivables, and to finance mortgage loans for the remainder of each mortgage loan’s life. We may not be successful in securitizing mortgage loans or mortgage servicing advance receivables that we accumulate in the future. Our ability to complete securitizations of our loans and mortgage servicing advance receivables in a timely manner, at favorable prices or at all will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancement on acceptable economic terms or at all, our ability to perform our role as servicer for our owned portfolio of mortgage loans and for third parties, and the performance of our portfolio of securitized loans and mortgage servicing advance receivables.

We currently seek to maintain a debt-to-equity ratio of between approximately 12:1 and 17:1, although our ratio may at times be above or below this amount. Our debt-to-equity ratio as of December 31, 2005 was 11:1. Although we incur this leverage to enhance our returns, this leverage, which is fundamental to our business strategy, also exposes us to liquidity risks.

The residential mortgage loan origination business is cyclical and is expected to decline in 2006 and upcoming years, which could reduce the level of mortgage loans we produce in the future and adversely impact our business in the future.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past several years due primarily to declining and historically low interest rates. The MBAA has predicted that residential mortgage loan originations will decrease in 2006 due to rising interest rates, which tend to lead to decreases in refinancing activity. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. Because a substantial portion of our mortgage loan production involves refinancings, a decrease in refinancings would result in a decreased volume of loan production by us in the foreseeable future. As of December 31, 2005, 20% of the loans held in our portfolio were purchase mortgage loans, 73% were refinancings with a cash component and 7% were refinancings without a cash component. Due to stable and decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our business, financial condition, liquidity and results of operations may be adversely affected as interest rates rise. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values in some areas of the United States have increased greatly, which has contributed to the recent rapid growth in the residential mortgage industry, particularly with respect to refinancings with a cash component. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely affect our market share and revenues.

We face intense competition from finance and mortgage banking companies and other mortgage REITs, investment banks, Internet-based lenders, and, to a growing extent, from traditional bank and thrift lenders who have entered or increased their focus on the sub-prime, non-conforming mortgage loan market. In addition, some large financial institutions have been gradually expanding their non-conforming lending capabilities. Many of our competitors are much larger than we are, have better name recognition than we have and have far greater financial and other resources than we have.

We operate at a competitive disadvantage to federal banks and thrifts, and their subsidiaries, because they enjoy federal preemption and, as a result, conduct their business under relatively uniform federal rules and standards and are generally not subject to the laws of the states in which they do business (including state “predatory lending” laws). Unlike our federally-chartered competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction in which we lend, including new laws directed at sub-prime, residential mortgage lending. Moreover, the rating agencies impose restrictions and requirements on non-federally-chartered entities arising from certain state or local lending-related laws or regulations that do not apply to federally-chartered institutions. This disparity may have the effect of giving those federally-chartered entities legal and competitive advantages over us.

      The intense competition in the sub-prime, non-conforming mortgage loan market has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, where entry barriers are relatively low, we may be required to make significant changes to our current mortgage loan production structure and information systems to compete effectively. Our inability to continue developing a successful Internet operation, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

      Competition in the mortgage industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. We have experienced extremely intense price competition in our industry recently. Increased competition could have the effect on us of:

•	forcing us to lower the interest rates, origination points and fees that we are able to charge borrowers, which would lower our interest income and the value of the loans in our portfolio;
•	increasing our costs of producing loans;
•	reducing the volume of our loan production and securitizations; and
•
pressuring us to adopt less stringent underwriting standards in response to competitive pressures from our competitors that lower their standards, which would expose us to greater credit risk without compensating increases in pricing.

  Any increase in these competitive pressures could have a material adverse effect on us. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their mortgage loans. Furthermore, a cyclical decline in the mortgage industry’s overall level of originations, or decreased demand for mortgage loans due to a higher interest rate environment, may lead to increased competition for the remaining mortgage loans.

We might be prevented from securitizing our mortgage loans at opportune times and prices, which could adversely affect our ability to generate cash flow.

We rely on our securitizations to generate cash for repayment of our financing facilities, production of new mortgage loans, and general working capital purposes. We also rely on this cash to make distributions to our shareholders to maintain our status as a REIT. We bear the risk of being unable to securitize our mortgage loans at advantageous times and prices or in a timely manner, or at all. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may exceed our capacity under our warehouse and repurchase financing, be unable or limited in our ability to pay down our financing facilities and to originate and purchase mortgage loans, or be required to liquidate mortgage loans when the market value of the loans is low and potentially incur a loss on the sale transaction. Furthermore, if we cannot generate sufficient liquidity upon any such sale, we will be unable to continue our operations, grow our loan portfolio and manage our exposure to interest rate risk. The occurrence of any of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Defaults on the mortgage loans in our securitization pools may impact our ability to market future pools.

 The performance of mortgage loans we have sold or securitized in the past could limit our ability to sell or securitize mortgage loans in the future, if the pools perform poorly. The securitization market depends upon a number of factors, including general economic conditions, conditions in the securities markets generally and conditions in the asset-backed securities market specifically. In addition, the historical performance of the mortgage loans we produce may impact the perceived value of any future asset-backed securities we may attempt to issue, which could adversely affect the ratings of our asset-backed securities. If rating agencies issue unfavorable ratings or lower their rating relating to our asset-backed securities, the costs of our future securitizations could increase and we may be limited in our ability to securitize our mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, the rating agencies could require us to increase the over-collateralization level for our securitizations. Increases in our over-collateralization levels would have a negative impact on the value of our retained interests in our securitizations and could require additional capital to fund the over-collateralization, which may not be available on reasonable terms, or at all, and which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to successfully execute our credit enhancement strategies, which could restrict our access to financing and adversely affect our business.

The structure we employ in securitization transactions requires credit enhancement. Since 1997, all of our securitizations have used credit enhancement to improve the price at which we issue our asset-backed securities. We currently expect that the credit enhancement for the asset-backed securities will be primarily in the form of overcollateralization, which refers to the extent to which the mortgage loan balance in our securitizations exceeds the balance of the issued asset-backed securities, designating another portion of the securities we issue as “subordinate securities” (which have a lower payment priority and on which the credit risk from the mortgage loans is concentrated), paying for financial guaranty insurance policies for the loans, or a combination of the foregoing. If we use overcollateralization, we apply excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust. If the amount of asset-backed securities as a result is reduced faster than the underlying mortgage loans are repaid, overcollateralization is created. We usually sell any subordinate securities we receive in a securitization. The market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our mortgage loans in instances when we securitize using subordinate securities as credit enhancement. If we use financial guaranty insurance policies and the expense of these insurance policies increases, the net interest income we receive will be reduced. Credit enhancement features may not enable us to achieve desirable levels of net interest income from the securitizations of our mortgage loans.

The use of securitizations with overcollateralization requirements may have a negative impact on our cash flow. Other performance tests (based on delinquency levels and cumulative losses) may restrict our ability to receive excess cash flow from a securitization transaction. In addition, rating agencies may place additional performance tests based on other criteria in future securitizations. The performance tests may not be satisfied. Furthermore, the actual terms of such delinquency tests, overcollateralization terms, cash flow release mechanisms or other significant factors that impact the amount or timing of the release of net interest income to us. The failure to negotiate such terms on a favorable basis may materially and adversely affect the availability of net excess income to us.

The timing of cash flows from our securitizations may be uncertain.

The net cash flow income we receive from our securitizations generally represents an interest in a junior security. Generally, so long as excess cash flow is being directed to the senior securities of a securitization trust to achieve overcollateralization, we will not receive distributions from the related securitized pool. Also, because the application of the excess cash flow to the senior securities of a securitization trust depends upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the excess cash flow distributed to us from period to period, and there may be extended periods when we do not receive excess cash flow. Any variations in the rate or timing of our receipt of distributions may adversely affect our business, financial condition, liquidity and results of operations.

We are subject to increased risk of default, foreclosure and losses associated with our strategy of lending to lower credit grade borrowers and/or purchasing loans in bulk.

We specialize in originating, purchasing, securitizing and servicing mortgage loans to credit-impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources, such as Fannie Mae and Freddie Mac, due to loan size, credit characteristics or documentation standards. Credit characteristics that may cause a loan to be ineligible for conventional mortgage funding include relatively high levels of debt service carried by the borrower, higher LTV of the loan or past credit write-offs, outstanding judgments, prior bankruptcies or other credit items that cause a borrower to fail to satisfy Fannie Mae or Freddie Mac underwriting guidelines. Examples of documentation standards that are not eligible for conventional mortgage loans may include borrowers who provide limited or no documentation of income in connection with the underwriting of the related mortgage loans. Loans to lower credit grade borrowers generally experience higher-than-average delinquency, default and loss rates than do conforming mortgage loans. In addition, rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans. As of December 31, 2005, 78% of the loans in our portfolio were sub-prime, meaning that they have a credit score of 660 or below. Because we use portfolio accounting for our securitizations, loan delinquencies and defaults can also cause reductions in our interest income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized, as well as adversely affect our cash flows. If loan delinquencies and losses exceed expected levels, the fair market value of the mortgage loans held for investment and as collateral for warehouse and repurchase financing, as well as the loan servicing-related assets on our consolidated balance sheet, may be adversely affected. If delinquencies and losses are greater than we expect, our ability to obtain financing and continue to securitize loans on attractive terms, or at all, may be adversely affected. If we underestimate the extent of losses that our loans will incur, or the reserves that we establish for such losses are insufficient, then our business, financial condition, liquidity and results of operations will be adversely impacted.

Our underwriting criteria or collection methods may not afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. In addition, our contemplated new strategy of purchasing more loans in bulk, through our conduit bulk purchase process, from correspondent lenders and securitizing them while re-underwriting only a sample of the loans purchased could increase our credit losses for loans with credit scores equivalent to the loans we re-underwrite fully before we purchase them. If we are unable to mitigate these risks, our business, financial condition, liquidity and results of operations could be harmed.

Our interest-only loans and other adjustable-payment mortgage loans may have a higher risk of default than our fully-amortizing loans.

During the year ended December 31, 2005, production of interest-only loans totaled $1.2 billion, or 36%, of our total loan production. These interest-only loans generally require the borrowers to make monthly payments of accrued interest, but not principal, for the first 60 months following origination. After such interest-only period, the borrower's monthly payment is recalculated, and most likely increases, to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the lower monthly payments relative to a fully-amortizing mortgage loan. However, if the recalculated monthly payment is substantially higher than the borrower’s previous interest-only monthly payment, the loan may be subject to increased risk of delinquency and default. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation.

In times of rising interest rates, declining real estate markets and economic slowdowns, the default risks associated with interest-only mortgage loans and other adjustable-payment mortgage loans, such as adjustable-rate mortgage loans, hybrid loans, and option adjustable-rate mortgage loans, increase. These loan products all enable a borrower to incur substantially greater mortgage debt than would be available with a standard amortizing fixed-rate mortgage loan, but result in potentially significant increases in monthly mortgage payments after the initial period or in times of rising interest rates. When borrowers' monthly mortgage payment obligations increase, they may find themselves unable to meet such obligations, particularly if their incomes have not grown. Borrowers who intend to avoid increased monthly payments by refinancing may not be able to obtain a new adjustable payment mortgage loan at a similar low rate or an interest-only mortgage loan. Furthermore, if housing prices decline, they may not be able to borrow sufficient amounts to pay off the existing mortgage loan. Any of these factors, or a combination of these factors, could result in a substantial increase in mortgage loan defaults.

We are subject to risks related to mortgage loans in our portfolio, including borrower defaults, fraud losses and other losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses on the mortgage loans in our portfolio that have not been securitized. In the event of any default under such mortgage loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal amount of the mortgage loan. Also, the costs of financing the mortgage loans could exceed the interest income we receive on the mortgage loans. If these risks materialize, they could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

If we do not successfully implement our growth strategy, our financial performance could be harmed.

We have experienced rapid growth, which has placed, and will continue to place, substantial pressure on our infrastructure. To maintain this level of growth, we may require additional capital and other resources beyond what we expect to have following the consummation of the transactions described in this report. We may not be able to: (1) meet our capital needs; (2) expand our systems effectively; (3) optimally allocate our human resources; (4) identify and hire qualified employees; (5) satisfactorily perform our production, servicing, and securitization functions; or (6) effectively incorporate the components of any businesses that we may acquire in our effort to achieve growth. Our failure to manage growth effectively could significantly harm our business, financial condition, liquidity and results of operations.

We may be required to repurchase mortgage loans that we have securitized or sold, or to indemnify purchasers of our loans.

We make representations and warranties about the mortgage loans we securitize and sell. If a mortgage loan did not comply with the representations and warranties that we made with respect to it at the time of its securitization or sale, we could be required to repurchase the loan or replace it with a substitute loan. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we have sold instead of securitized, we may be required to indemnify persons for losses or expenses incurred as a result of a breach. Repurchased loans typically are financed at a steep discount to the repurchase price, if at all. Any significant substitutions, repurchases or indemnifications could significantly harm our business, financial condition, liquidity and results of operations.

Investors may require greater returns relative to benchmark rates.

The securities issued in our securitizations are typically issued with various ratings and are priced at a spread over a certain benchmark, such as LIBOR or the yield based on comparable maturity swaps. If the spread that investors require over the benchmark widens and the rates we charge on our mortgage loans are not increased accordingly, we may experience a reduction in proceeds and a material adverse effect on our net interest income from our securitizations, resulting in a reduction in the economic value of the pool of mortgage loans that we have produced. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The acquisition of mortgage servicing rights requires many assumptions and complex analysis.

We make assumptions regarding the performance of the underlying pool of mortgage loans, future interest rates, and pool-specific servicing requirements and perform complex analyses using those assumptions in determining whether and at what price to purchase mortgage servicing rights. If our assumptions or analyses are incorrect, the value of the mortgage servicing rights that we have acquired could be substantially reduced. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our servicing rights may be terminated if delinquencies occur on the loans we service.

      We retain servicing rights upon the securitization of a pool of mortgage loans and also purchase the rights to provide mortgage loan servicing for third parties. As of December 31, 2005, 74% of the mortgage loans we serviced by principal balance were owned by third parties (including loans securitized by our predecessor for which Dominion Capital owns the residual interests). The remainder represented loans we retained on our balance sheet. In addition to termination in the event we default in our duties as servicer, our servicing rights may be terminated by the securitization trustee at the direction of holders of a majority of the certificates issued in the securitization if delinquencies or losses on the pool of loans in a particular securitization exceed, for any reason, prescribed levels at any time. As of December 31, 2005, we serviced a total of 15 securitizations in our owned portfolio and 51 third party securitizations. As of December 31, 2005, delinquencies and losses exceeded the prescribed levels for nine of the 51 third party securitizations and for none of the securitizations in our owned portfolio that we service. These nine third party securitizations, each of which was issued in or prior to 2001, had an aggregate unpaid principal balance at December 31, 2005 of $404.4 million, which represented 2% of our total servicing portfolio. In addition, our servicing rights may be terminated on certain pools of mortgage loans as a result of other factors such as a rating agency downgrade. Our servicing rights could be terminated in the manner described above on those or any other securitizations.

Our dependence on information systems may result in problems if these systems fail or are interrupted.

We rely on communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production over the Internet, that reliance will increase. Any failure, interruption or breach in security of our information systems or third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received. Any such failure, interruption, or compromise of our systems or security measures we employ could affect our flow of business and, if prolonged, could harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our business depends upon our ability to interface with our brokers, correspondents, borrowers, third party sellers of mortgage servicing rights and other third parties, to process loan applications and closings efficiently and to conduct our servicing operations effectively. Our dedication to incorporating technological advancements in the conduct of both our loan production and servicing businesses requires significant financial and personnel resources. Among other things, we recently completed the installation of our fully automated underwriting system and are in the process of converting to a web-based origination system. The implementation of these and other new technologies may not be successful. To the extent that we become reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors' equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase our operating efficiencies, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We depend on technology licensed to us by third parties, and the suspension or termination of these licenses could cause system delays or interruptions.

Most of the software applications that we use in both our underwriting and servicing systems are licensed from, and maintained by, third-party vendors. In the future, this software may not continue to be available on commercially reasonable terms, or at all. Even if substitute technologies are, or become, available, it is not certain that we will be able to license these technologies on commercially reasonable terms, if at all. A suspension or termination of certain of these licenses or the related maintenance could cause temporary system delays or interruption. Potential system failures or breaches, or the loss of any third-party technologies on which we are dependent, and the cost necessary to correct or replace them could result in financial loss, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We depend on third parties for many administrative and operational services, and the loss or disruption of such services could have a material adverse effect on us.

We outsource many of our administrative and operational services to third-party services providers, including, but not limited to, tax tracking, insurance tracking, foreclosure and bankruptcy tracking and document management. These third parties may experience errors or disruptions over which we may have limited or no control and that could adversely impact us. If the services of any of our third-party service providers were to become unavailable, it is not certain that we would be able to obtain substitute servicers on commercially reasonable terms, or at all. Our reliance on our outside vendors exposes us to risks including: the possibility that one or more of our vendors could terminate their services at any time without notice; reduced control over pricing, quality and timing of service due to the difficulties related to switching to alternative vendors; and the potential delays and expenses of seeking alternative sources of service.

Our management has limited experience operating a REIT and our management’s past experience may not be sufficient to successfully manage our business as a REIT.

      Prior to September 24, 2004, we were not operated as a REIT. Our management has limited experience in complying with the income, asset, and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex, and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

If we fail to qualify as a REIT in any year, we will be subject to federal income tax at regular corporate rates for that year. Also, unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions, we will remain disqualified as a REIT for four years following the year in which we first fail to qualify. If we fail to qualify as a REIT, we will have to pay significant income taxes and will therefore have less money available to pay our other obligations and to fund our operations, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Our interest rate risk management strategies may not be successful in mitigating the risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. In light of our recent accounting policy change, all gains and losses on our derivatives, as well as any cash settlements received on these derivatives, are recorded in derivatives gains (losses) on our consolidated statements of operations. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the debt related to the financing of our mortgage loan portfolio. Our use of derivatives may not offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses on our derivative financial instruments that will not be fully offset by gains on the debt related to the financing of our mortgage loan portfolio, which has occurred in the past, or vice versa. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could significantly increase our risk and lead to material losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategy and the derivatives that we use may not adequately offset the risk of interest rate volatility, and our hedging transactions may result in losses.

Our hedging strategies may be limited by REIT requirements.

Our hedging strategy is intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, declining or static, interest rates. In managing our derivative instruments, we consider the effect of the expected income derived from those derivative instruments on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. To the extent we can do so consistently with the tax law applicable to hedging, and with our overall hedging strategy, we may from time to time identify hedge instruments as relating to various hedged liabilities to allow certain hedging income to be excluded from the REIT 95% gross income test. We need to carefully monitor, and may have to limit, our asset/liability management program to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts permitted by the REIT gross income and asset tests.

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

We are required to advance borrowers’ monthly principal and interest payments for securitized loans that we service before receiving the corresponding payment from the borrower (even if a loan is past due). Additionally, we are also required to advance servicing expenses related to the mortgage loans we service. These advances could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Under securitization servicing agreements for our owned portfolio and third-party portfolios that we service, we are required to advance scheduled payments to the trustee in the amount of the borrower’s monthly mortgage payment less our servicing fee even if the monthly payment on the underlying mortgage has not been paid to us and even if a loan is substantially past due. Under all servicing agreements we are also required to advance servicing expenses related to the mortgage loans (such as payment of delinquent taxes and foreclosure expenses, etc.). In each case, these advances of monthly payments and servicing expenses are made with funds we borrow under our servicing advance facility, and therefore, we rely upon this facility as a source of liquidity. Our obligation to make these advances continues monthly until the related mortgage loan has been liquidated or we make a determination that such an advance will not be recovered upon the final liquidation of the related mortgage loan. Even then, we are unable to recoup such advances until the mortgage loan is brought current, paid off or liquidated through foreclosure. To the extent we make such advances without reimbursement by the borrower, we are at risk of not recovering the amounts we advance. Additionally, we may not be able to continue to borrow the funds we need to make these advances on reasonable terms or at all, and we may not have adequate cash from operations with which to make such advances, thereby requiring us to sell some of our loans or raise capital to fund the advances, which we may not be able to do on reasonable terms or at all, and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on brokers and correspondent lenders for a substantial portion of our loan production.

  We depend, to a large extent, on brokers and correspondent lenders for our originations and purchases of mortgage loans. In 2005, 79% of our mortgage loan production was generated through brokers and correspondents. Moreover, our total loan purchases from correspondent lenders, historically, have been highly concentrated. Our top three correspondent lenders accounted for 28%, 24% and 30% of our total correspondent loan volume and 9%, 7% and 9% of our total volume for the years ended December 31, 2005, 2004 and 2003, respectively. None of our top three correspondent lenders in each of those years individually accounted for 10% or more of our total correspondent loan volume in the relevant year other than Accredited Home Lenders, which accounted for 13% and 14% of our total correspondent loan volume for the years ended December 31, 2005 and 2004, respectively; and HomeOwners Loan, which accounted for 12% of our total correspondent loan volume for the year ended December 31, 2003. In 2006, we expect the amount of mortgage loans that we purchase from correspondent lenders to increase. See “Business - Mortgage loan production segment - Correspondent channel.” Our brokers and correspondent lenders are not contractually obligated to do business with us. Further, our competitors also have relationships with the same brokers and correspondent lenders and actively compete with us in our efforts to expand our broker and correspondent networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker and correspondent networks. The failure to do so could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Geographic concentration of our mortgage loan production increases our exposure to risks in those areas, particularly California.

Concentration of loans we originate or purchase in any one geographic area increases our vulnerability to economic and natural hazard risks associated with that area, such as earthquakes and flooding. In particular, as of December 31, 2005 and 2004, 19% and 21%, respectively, of the mortgage loans in our portfolio that we produced were secured by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of natural disasters that are not covered by standard homeowners’ insurance policies, such as earthquakes, mudslides, extensive wildfires, flooding, tornadoes, hurricanes and other natural disasters, in areas in which our mortgage loans are heavily concentrated could adversely affect the value of mortgaged premises in those areas and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, purchase, and securitize mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

      Furthermore, the occurrence of a natural disaster, such as one involving substantial flooding, like Hurricane Katrina, which struck Louisiana, Alabama, Mississippi and surrounding areas on August 29, 2005, poses additional risks and uncertainties for our business, including: increase in tax and insurance advance costs; conflicts of claim management between homeowners insurance and flood policy insurance; delinquency and foreclosure advance costs on losses on mortgage loans secured by homes that might be damaged beyond repair; and an increase in non-payment of mortgage loans due to the displacement of homeowners and their inability to make their mortgage payments, which can, and did in 2005, lead to increases in our loan loss reserve and MSR impairment charges and other adverse effects on our business, financial condition, liquidity and results of operations.

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

Our future success depends to a significant extent on the continued services of our senior management. We do not maintain “key person” life insurance for any of our personnel, other than for Michael L. Sawyer, our Chief Executive Officer and President. The loss of the services of: Mr. Sawyer; Robert B. Eastep, our Executive Vice President and Chief Financial Officer; David L. Dill, our Executive Vice President, Servicing; or James V. Smith, our Executive Vice President, Production could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

When we originate or purchase mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is misrepresented and the misrepresentation is not detected before loan funding, the value of the mortgage loan may be significantly lower than expected. Whether the loan applicant, the mortgage broker, another third party, or one of our employees makes a misrepresentation, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

The controls and processes we have designed to help us identify misrepresented information in our loan production operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our loan production operations.

As a financial institution, we receive, maintain and store the non-public personal information of our applicants and borrowers in paper form and on our computer systems. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. Also, in such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers’ information.

The controls and processes designed to secure our customer information and to prevent, detect and remedy any unauthorized access to that information are designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately.  Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our customer information.

Risks related to interest rates and general economic conditions

An increase in interest rates may reduce overall demand for mortgage loans, reduce our net interest income or otherwise adversely affect our business or profitability.

Rising interest rates could adversely affect our business or profitability in a number of ways, including the following:

•	reduce the overall demand for mortgage loans;
•	reduce the spread we earn between the interest we receive on our mortgage loans and the interest we pay under our financing facilities and on our asset-backed securities;
•	cause the fair market value of the loans on our balance sheet, our asset-backed certificates, and retained interests in securitizations to decline; and
•
lead to a decrease in prepayments of our loans by our customers, resulting in a decrease in the amount of income we receive from prepayment penalties and an increase in the likelihood of default by our customers.

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

In addition, our adjustable-rate mortgage loans have interest rate caps, which limit the amount the interest rates charged to the borrower can increase in each adjustment period. Our financing facilities borrowings and asset-backed securities are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, interest rates we pay on our borrowings could increase without limitation, while the increase in interest rates we earn on our adjustable-rate mortgage loans would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss. This may also reduce the amount of cash we receive over the life of any retained interests in future securitizations and require us to reduce the carrying value of any retained interests.

Furthermore, rising interest rates can increase the level of defaults on our mortgage loans, which would increase our servicing costs. Increases in our servicing costs would reduce the value of our servicing rights and could also have a material adverse effect on the value of our assets and on our business, financial condition, liquidity and results of operations. As of December 31, 2005, 2004, and 2003, the delinquency rates on mortgage loans (including REO) that were seriously delinquent (60+ days past due) that we serviced were 7.92%, 5.26%, and 8.89%, respectively.

Our risk-based pricing approach and hedging strategies are based in part on the information in our historical performance databases. We estimate the projected weighted average life of our loans based on certain assumptions regarding the speed or rate of prepayments and generally enter into hedging instruments designed to fix our costs of borrowing for a period close to the anticipated average life of the loan. During periods of rising interest rates, borrowers are less likely to prepay their existing mortgage loans due to the lack of attractive refinancing options. If prepayment rates decrease and loans remain outstanding beyond the expected life of the loans, those loans may not be protected by our related hedging instruments. In addition, decreases in loan prepayments result in decreases in prepayment penalty income. Furthermore, fewer prepayments could lead to increased defaults on our mortgage loans because the risk of borrower default tends to rise as the term of a loan extends.

Each of the conditions described above could reduce our net interest income or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

Declining interest rates could lead to more prepayments of our loans by our customers, adversely impact the value of our servicing rights or otherwise adversely affect our results of operations.

In general, if prevailing interest rates fall below the interest rate on a mortgage loan, the borrower is more likely to prepay the then higher rate mortgage loan than if prevailing rates remain at or above the interest rate on the existing mortgage loan. Unexpected principal prepayments could adversely affect our results of operations to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. If our customers prepay their mortgage loans sooner than expected, our business, financial condition, liquidity and results of operations could be materially and adversely affected. While we seek to minimize prepayment risk through a variety of means in producing our mortgage loans, we must balance prepayment risk against other risks and the potential returns on each mortgage loan. Increased levels of prepayments could reduce our net income and materially and adversely affect our business, financial condition, liquidity and results of operations.

Declining interest rates would adversely affect the value of our mortgage servicing rights and we periodically evaluate the value of these rights for impairment. In a declining interest rate environment, the increased likelihood of mortgage prepayments, which would eliminate the servicing rights for the prepaid mortgage loans, could lead to an impairment that could have a material adverse impact on the value of our assets and our results of operations.

In addition, a decline in prevailing interest rates could have the following consequences for us:

•	reduce our total interest revenue as we compete for loan originations against other loan providers who offer lower interest rates;
•	diminish the value of adjustable rate mortgage loans and servicing assets on our consolidated balance sheet; and
•	reduce the spreads available to us.

Each of the above consequences could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. Because we make a substantial number of loans to credit-impaired borrowers, rates of delinquencies, foreclosures, and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. In addition, declining real estate values negatively affect loan-to-value ratios of home equity collateral, which reduces borrowers’ ability to use home equity to obtain cash in refinancings in order to support other borrowings or for other purposes. This is likely to result in a decrease in our level of new loan production. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Interests in real property secure our mortgage loans and we may suffer a loss if the value of the underlying property declines.

Interests in real property secure the mortgage loans we produce. If the value of the property underlying a mortgage loan decreases, our risk of loss with respect to the mortgage loan increases. A substantial number of our mortgage loans were originated in areas of the United States, such as portions of California, that have seen significant appreciation in real estate prices over the past few years. A decline in real estate prices generally or in regions where we have heavy loan concentrations could negatively impact the value of the mortgage loans held in our portfolio that are secured by homes in those areas. Furthermore, if the recent rapid increase in real estate prices ceases or real estate prices decline, borrowers who intend to sell their properties on or before the expiration of the fixed rate periods or interest-only periods on their adjustable payment mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. In the event there is a default under a mortgage loan, our sole recourse may be to foreclose on the mortgage loan to recover the outstanding amount under the mortgage loan. If the value of the property is lower than the amount of the mortgage loan, we will suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Risks related to regulatory and legal requirements

We incur significant costs related to governmental regulation.

Our business is subject to extensive regulation, supervision, examination and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our lending and servicing activities are subject to numerous federal laws and regulations, including the Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994, or HOEPA), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the privacy requirements of the Gramm-Leach-Bliley Act, and the Fair and Accurate Credit Transactions Act of 2003, or FACT Act. We also are required to comply with a variety of state and local consumer protection laws and are subject to the rules and regulations of, and examination by, state regulatory authorities with respect to originating, processing, underwriting, purchasing, selling, securitizing and servicing mortgage loans. These requirements can and do change as statutes and regulations are amended. All of these laws and regulations are subject to interpretation and enforcement by states attorneys general and other regulatory authorities. Given the consumer-oriented nature of our business, various regulatory authorities have in the past examined, and are expected to continue to examine and monitor, our industry. Also, to resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that would be financially or competitively detrimental to us.

These statutes and regulations, among other things, impose licensing obligations upon us and our affiliates, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties securing mortgage loans, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment of and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, finance charges, fees and mortgage loan amounts. We expect to continue to incur significant costs to comply with governmental regulations.

The nationwide scope of our mortgage loan production and servicing activities exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state, and local levels.

Because we produce and service loans nationwide, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations of each, as well as with judicial and administrative decisions.

The volume of new or modified laws and regulations and judicial and administrative decisions that affect our business has increased in recent years. In addition individual cities and counties have begun to enact such laws. The laws and regulations of each applicable jurisdiction are complex, different and, in many cases, are inconsistent or in direct conflict with each other. Moreover, changes in such laws and regulations are being made constantly. Further, federal and state authorities have initiated investigations of companies in our business. Finally, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past.

As our operations continue to grow, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately, to program our technology systems properly to reflect the changes and to train our personnel effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations which could reduce our net income and materially and adversely affect our business, financial condition, liquidity and results of operations.

Our failure to comply with these laws and regulations can lead to:
•	civil and criminal liability, including potential monetary penalties;
•	loss of state licenses or other approval status required for continued lending or servicing operations;
•	legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans or giving the borrower the right to rescind or cancel the loan transaction;
•	refunds to borrowers;
•	demands for indemnification or loan repurchases from purchasers of our loans;
•	litigation, including class action lawsuits;
•	administrative enforcement actions and fines;
•	loss of the ability to obtain ratings on our securitizations by rating agencies; or
•	the inability to obtain credit to fund our operations.

      The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions, or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Provisions that by their terms, or as interpreted, apply to lenders or servicers of sub-prime, non-conforming mortgage loans may be construed more favorably to our borrowers and customers than to us. Furthermore, provisions of our loan agreements could be construed as unenforceable by a court. As a lender making sub-prime, non-conforming mortgage loans, we have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

Our failure to obtain and maintain licenses in the jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition, and business.

      We operate in a highly regulated industry, and we are subject to licensing requirements in the various states where we do business. Loan production, funding, acquisition, and servicing activities are subject to the licensing requirements of various states. To the extent we seek to increase REIT qualifying assets and income by, for example, producing and servicing loans at the REIT level, we will be required to obtain certain new licenses and approvals. We currently have some of the required licenses but have not filed applications for these licenses in certain states where we do not meet in-state presence requirements and have not received approval with respect to all of the applications we have filed to date. Until all necessary licenses have been obtained, we can perform our origination, purchasing, funding, and servicing activities only through the entities that are licensed to conduct such activities.

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

       We may not be able to obtain or maintain all necessary licenses and approvals in a timely manner or at all. Failure to obtain and maintain these licenses and approvals would limit, delay and disrupt (1) our ability to increase REIT qualifying assets and income and (2) our operations in certain geographical regions, and perhaps nationwide, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

New legislation, rules or regulations may restrict our ability to make loans, negatively affecting our revenues.

Several federal, state, and local laws, rules, and regulations have been adopted in recent years, or are under consideration, that are intended to eliminate lending practices labeled as “predatory” or even to restrict commonly accepted lending activities. Many of these laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceed specified thresholds or restrict or prohibit prepayment charges on loans. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten or originated. In addition, an increasing number of these laws, rules, and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. Generally, we avoid making or acquiring loans that exceed those thresholds because of the costs and risks associated with such loans and the market valuations and perceptions of such loans.

Wide-ranging federal legislation addressing all aspects of the mortgage business and providing national standards with respect to certain mortgage products and activities has also been proposed. Further legislation addressing mortgage lending may also be enacted by one or more states. Also, from time to time, members of Congress and government officials have advocated the elimination of the mortgage interest deduction for federal income tax purposes, or its reduction based on borrower income, type of loan or principal amount. Passage of such laws or regulations by Congress or in additional jurisdictions could reduce our loan production volume. Additionally, this type of legislation and any new legislation may cause us to withdraw from some jurisdictions or could otherwise significantly harm our business, financial condition, liquidity and results of operations.

In addition, because of reputational and financial risks, many whole loan purchasers will not buy, and rating agencies may refuse to rate, any securitization containing any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Therefore, these laws and regulations can severely constrict the secondary market and limit the acceptable standards of mortgage loan production activities. Changes in these laws and regulations could effectively preclude us from originating or purchasing mortgage loans that are governed by those rules and could have a material adverse effect on our ability to securitize or sell mortgage loans and, accordingly, our business, financial condition, liquidity and results of operations.

If warehouse and repurchase providers of financing and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing services, this could increase our borrowing costs and negatively affect the market for whole loans and securitizations.

  Warehouse and repurchase providers of financing and securitization underwriters may face liability exposure for fraud on consumers committed by a lender to whom they provided financing and underwriting services. If courts or regulators adopt this theory, warehouse and repurchase providers of financing and securitization underwriters may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some warehouse and repurchase providers of financing and securitization underwriters may exit the business, charge more for warehouse or repurchase financing or underwriting securitizations, or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, have a negative effect on our business, financial condition, liquidity, and results of operations.

We are subject to various legal actions, which if decided adversely, could have a material adverse effect on us.

Because the sub-prime, non-conforming mortgage lending and servicing business, by its nature, involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders, and servicers, including us, are subject to numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits brought as class actions that allege violations of various federal, state and local consumer protection laws. An adverse judgment in one or more legal actions could have a material adverse effect on our financial condition. In addition, in recent years, both state and federal regulators and enforcement agencies have subjected the practices of sub-prime, non-conforming mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well-publicized governmental and other investigations of other mortgage lenders in our industry. Any such investigation of us could have a material adverse effect on our business, results of operations, liquidity and financial condition.

If many of our borrowers become eligible to defer mortgage loan payments under the Servicemembers Civil Relief Act of 2003 or similar state laws, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act, which re-enacted in 2003 the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. In addition, states such as California have also enacted laws permitting service members to defer loan payments while on active duty in specified overseas locations. In times of significant and sustained mobilization by the U.S. Armed Forces, such as at the present time, the number of our borrowers who are protected by this act is likely to increase, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

The conduct of the independent brokers through whom we produce our wholesale loans could subject us to fines or other penalties.

The mortgage brokers through whom we produce wholesale loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. In the past, for example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. We may be subject to claims for fines or other penalties based upon the conduct of our independent mortgage brokers. Further, we have in the past made refunds to our borrowers because of the conduct of mortgage brokers and it is possible that we may in the future be subject to additional payments, fines or other penalties based upon the conduct of the brokers with whom we do business.

Federal and state laws and regulations regarding telemarketing and outbound fax marketing may limit our ability to market our products and services and may increase our costs and potentially subject us to additional legal liability.
  Our marketing operations, including the activities of brokers who originate loans for us, may be restricted by the development of various federal and state restrictions on out-bound telemarketing and “do not call” requirements that prohibit certain unsolicited marketing telephone calls to consumers. Also, restrictions on outbound fax marketing, or “do not fax” rules, at the state or federal level may restrict our ability to broadcast facsimile transmissions to inform mortgage brokers of changes in our rates and products. The requirements of these statutes may increase our costs and our legal risks as well as have a negative effect on our revenues and net income.

Compliance with proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Securities and Exchange Commission and the New York Stock Exchange have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly potential members of our audit committee.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

  The scope of business activity affected by “privacy” concerns is likely to expand and will affect our business. The federal Gramm-Leach-Bliley Act and FTC Safeguards Rule and state privacy laws have imposed significant privacy obligations on us in connection with the collection, use, and security of financial and other information provided by applicants and borrowers. Also, several other federal, state and local privacy rules have recently been adopted that require us to protect the confidentiality, security and integrity of the customer information we use and hold, including with respect to identity theft, unauthorized access or use of customer information and customer notifications concerning such incidents. In view of the public concern with privacy, it is possible that additional rules that restrict or increase the cost of our activities or those of our vendors may be adopted and could restrict the marketing of our products and services to new customers.

      In the FACT Act, Congress amended the FCRA and included a number of new provisions, including those concerning the handling of consumer credit information, identity theft, notices to customers concerning qualification for best available prices on financial products, and credit report practices. A number of rules have been adopted and others will likely be adopted in the future to implement the FACT Act, all of which may impact our business and may increase our costs and subject us to additional potential legal liability.

      Our failure to maintain an exemption from the Investment Company Act would harm our results of operations.

      We may invest in securities of other REITs or similar entities. We could become regulated as an investment company for purposes of the Investment Company Act of 1940, as amended, which would substantially reduce our ability to use leverage and could adversely affect our business, financial condition, liquidity and results of operations. The Securities and Exchange Commission has expressed the position that, in order to qualify as a company “primarily engaged in the business of purchasing or otherwise acquiring mortgage loans and other liens on and interests in real estate,” for purposes of exemption from such act, a company must invest at least 55% of its assets in “qualifying real estate assets” and at least 80% of its assets in a combination of “qualifying real estate assets” and real estate-related assets. As a result, our ability to invest in assets that would otherwise meet our investment strategies could be limited by the asset mix we must maintain in order to qualify for exemption from regulation as an investment company. Furthermore, because we conduct most of our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries qualifies.

Risks related to our qualification as a REIT under federal income tax rules

      Making the required cash distributions to remain qualified as a REIT may impact our liquidity.

      To remain qualified as a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). We intend to make distributions to our shareholders to comply with the minimum 90% distribution requirement. Differences in timing between taxable income and cash available for distribution could require us to borrow funds or to issue additional equity to meet the minimum 90% distribution requirement (and therefore to maintain our REIT status). In addition, our inability to retain earnings (resulting from the minimum 90% distribution requirement) generally requires us to refinance debt that matures with additional debt or equity. These sources of funds, if available at all, may not be available to meet our distribution and tax obligations. Furthermore, to the extent that we do not comply with covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities.” We may also be required to rely upon additional debt or equity in order to grow our business by taking advantage of attractive business opportunities. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.

We may be unable to comply with the requirements applicable to REITs or compliance with such requirements could adversely affect our financial condition.

The requirements to qualify as a REIT under federal tax laws are highly technical and complex, and our management has limited experience operating a REIT. Even a technical or inadvertent mistake could jeopardize our REIT status. The determination of whether we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from mortgage loan interest and other real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. If, for any taxable year, the dividends we received from Saxon Capital Holdings, our taxable REIT subsidiary, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status.

At the end of each calendar quarter, at least 75% of our assets must be qualifying real estate assets, government securities and cash and cash items. We also are subject to various limitations on our ownership of securities, including a limitation that the value of our investment in our taxable REIT subsidiaries cannot exceed 20% of our total assets. The sole taxable REIT subsidiary in which we directly own stock or securities is Saxon Capital Holdings. As of December 31, 2005, the stock and securities of Saxon Capital Holdings held by us represented less than 20% of the value of our total assets. We may not always be able to comply with the 20% limitation and the 75% asset test so as to maintain REIT status.

Also, a failure to satisfy the minimum 90% distribution requirement (as described in the preceding risk factor) could cause us to be denied REIT status. Certain factors might preclude us from complying with this requirement. Differences in timing may exist between our realization of taxable income and our receipt of the corresponding cash available for distribution. Such differences in timing could lead to the loss of our REIT status if we are unable to obtain additional debt or equity financing in order to generate the cash needed to make the required distributions on a current basis. In addition, certain financing agreements that we have entered into or will enter into in the future may contain restrictions that, under certain circumstances, might prevent us from taking actions that would be necessary in order to meet the distribution requirement.

When purchasing mortgage-backed securities and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may harm our ability to qualify as a REIT.

If we fail to qualify as a REIT, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. Our failure to qualify as a REIT would result in significant corporate-level tax that would significantly impact our financial position. Because we would have paid the dividends in each year needed to meet the minimum 90% distribution requirement and to avoid the nondeductible excise tax, we might have insufficient cash on hand to pay the resulting corporate-level tax and to meet our other obligations.

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

      The estimated amount of excess inclusion income for our aggregate 2005 dividends is 62%. This percentage is applied equally to each of our regular quarterly and special dividend distributions. We may continue to recognize excess inclusion income in the future and our shareholders may be required to treat a portion of the distributions they receive as excess inclusion income. Excess inclusion income may not be offset with net operating losses, represents unrelated business taxable income in the hands of an otherwise tax-exempt shareholder, and is subject to withholding tax, without regard to otherwise applicable exemptions or rate reductions, to the extent such income is allocable to a shareholder who is not a U.S. person.

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

      We may continue to recognize excess inclusion income attributable to the equity interests we retain in any REMIC securitization transactions in the future. If a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interest retained by the REIT, under regulations that have not yet been issued, will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we intend to undertake non-REMIC multi-class mortgage backed securities transactions, we may continue to recognize excess inclusion income in the future.

      If we recognize excess inclusion income, we may, under regulations that have not yet been issued, have to continue to allocate a portion of the excess inclusion income to the distributions we distribute to our shareholders to the extent our REIT taxable income (taking into account the dividends paid deduction) is less than the sum of our excess inclusions for the taxable year. If a portion of the distributions we distribute to you are characterized as excess inclusion income, then you will be taxed with respect to that excess inclusion income in the same manner that you would be taxed if you held a REMIC residual interest directly.

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

      If interest accrues on an indebtedness owed by a taxable REIT subsidiary to its parent REIT, the REIT is subject to tax at a rate of 100% on the excess of (1) interest payments made by a taxable REIT subsidiary to its parent REIT over (2) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a taxable REIT subsidiary and its parent REIT to the extent the transaction gives rise to deductions to the taxable REIT subsidiary that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms. We scrutinize all of our transactions with our taxable REIT subsidiaries to ensure that we do not become subject to these taxes. We may not be able, however, to avoid application of these taxes.

Risks of Ownership of Our Common Stock

      We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our shareholders in the future.

      We intend to make quarterly distributions to our shareholders in amounts sufficient to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) each year, subject to certain adjustments. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be impaired by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions to our shareholders in the future.

      Our use of taxable REIT subsidiaries may affect the price of our common stock relative to the stock price of other REITs.

      We hold a significant portion of our assets, and conduct a substantial portion of our business, through one or more taxable REIT subsidiaries. Taxable REIT subsidiaries are corporations subject to corporate-level tax. This REIT/taxable REIT subsidiary structure may cause market valuations of our common stock to differ from market valuations of stock of other publicly-traded REITs that may not use taxable REIT subsidiaries as extensively as we plan to do as a REIT.

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

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

      Maryland law and our governing documents may make third party acquisitions of our stock or changes in control more difficult.

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

Risks Related to our Restatement of our Financial Statements

We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

The restatement of our previously issued financial statements could expose us to government investigation or legal action. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

      Effective internal controls are necessary for us to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute assurance that we are providing reliable financial reports.  If such controls fail to operate effectively, this may result in material errors in our financial statements. Deficiencies in our system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to government investigation or legal action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive headquarters is located at 4860 Cox Road in Glen Allen, VA and contains 34,448 square feet. Our principal mortgage loan production headquarters is located at 4840 Cox Road in Glen Allen, VA and contains 115,000 square feet. The leases for these properties expire on July 31, 2017. Our principal mortgage loan servicing headquarters is located at 4708 Mercantile Drive, Fort Worth, TX and contains 106,936 square feet. The lease for this property expires on March 31, 2011. We leased property in the following metropolitan areas for our mortgage loan production segment as of December 31, 2005: Phoenix, AZ; Foothill Ranch, CA; Huntington Beach, CA; Walnut Creek, CA; Denver, CO; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Oakbrook Terrace, IL; New Orleans, LA; Livonia, MI; Las Vegas, NV; Hauppauge, NY; Portland, OR; Pittsburgh, PA; Dallas, TX; and Richmond, VA. These properties include some of the retail branches we have closed over the past year for which we had continuing lease payment obligations as of December 31, 2005. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business. We also own a condominium unit in Glen Allen, VA and a condominium unit in Fort Worth, TX that are used for temporary corporate housing. In the opinion of our management, our properties are adequately covered by insurance.

Item 3. Legal Proceedings

Because we are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. The following is a summary of litigation matters that could be significant because class action status has been asserted. If class actions are certified and there is an adverse outcome or we do not otherwise prevail in the following matters, we could suffer material losses, although we intend to vigorously defend these lawsuits.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, we are not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. Our subsidiary, Saxon Mortgage Services, is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and a law firm hired by a number of defendants, including our subsidiary, Saxon Mortgage Services, to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. At the present time, we cannot predict the outcome of the case and cannot reasonably estimate a range of possible loss given the current status of the litigation. As such, no amounts have been accrued in our accompanying consolidated financial statements. There were no significant developments in this legal proceeding in the quarter ended December 31, 2005. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by our subsidiary, America’s MoneyLine, Inc. At this time, we cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in our accompanying consolidated financial statements. There were no significant developments in this legal proceeding in the quarter ended December 31, 2005.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, alleging, on behalf of themselves and similarly situated Ohio borrowers, that our subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

      Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. Our subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that our subsidiary Saxon Mortgage Services, Inc. and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

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

Item 4. Submission of Matters to a Vote of Shareholders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the New York Stock Exchange (“NYSE”) under the symbol “SAX”. Prior to March 18, 2005, our common stock had been quoted on the Nasdaq National Market under the symbol “SAXN” since January 16, 2002. Prior to that time, there was no public market for our common stock. On March 15, 2006, the last reported price of our common stock on the NYSE was $9.48 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common shareholders of record on March 15, 2006 was 68, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners. The following table sets forth the high and low sales prices per share of our common stock according to the NYSE and the NASDAQ for the periods indicated.

	High	Low
2004:
First quarter	$30.75	$21.23
Second quarter	$29.87	$21.60
Third quarter	$29.15	$20.85
Fourth quarter	$26.58	$18.25

2005:
First quarter	$24.28	$16.33
Second quarter	$18.25	$15.90
Third quarter	$18.12	$10.98
Fourth quarter	$12.85	$9.19

During 2005, our Board of Directors declared quarterly regular dividends in the aggregate amount of $2.10 per share and a special dividend of $0.14 per share payable to shareholders of record at specified dates during 2005. During 2004, our Board of Directors declared a special dividend of $1.72 and a fourth quarter regular dividend of $0.58 per share of common stock payable to shareholders of record on December 23, 2004. Prior to that time, we had never declared or paid any cash dividends on our common stock. In order to comply with REIT qualification requirements, we expect to continue to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends to be declared by our Board of Directors will depend on our financial condition and earnings and other factors that our Board of Directors deems relevant. Certain of our financing facilities restrict our ability to pay dividends if we are in default thereunder. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Facilities.”

Item 6. Selected Financial Data

The following tables present certain selected consolidated financial data. The consolidated balance sheet data as of December 31, 2004, 2003, 2002, and 2001 and the consolidated statements of operations data for the years ended December 31, 2004, 2003, and 2002, and for the period July

6, 2001 to December 31, 2001, presented herein have been restated primarily to reflect the elimination of the use of hedge accounting treatment for our derivative instruments held during these periods as well as to make certain reclassifications on the consolidated statements of operations. See Note 25 to our financial statements contained elsewhere herein. You should read the information below along with all other financial information and analysis presented in this annual report on Form 10-K, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

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
	Saxon Capital, Inc. (1)
	December 31,
	2005	2004 (as restated)*	2003 (as restated)**	2002 (as restated)**	2001 (as restated)**
	(in thousands)
Balance sheet data:
Mortgage loan portfolio, net of allowance for loan losses	$6,408,233	$5,972,484	$4,648,867	$3,514,511	$1,692,516
Mortgage servicing rights, net	129,742	98,995	41,255	24,971	33,847
Servicing related advances	185,297	109,848	96,749	101,416	101,429
Total assets	7,232,078	6,508,529	5,031,502	4,111,785	1,893,047
Warehouse financing (2)	378,144	600,646	427,969	474,442	283,370
Securitization financing	6,182,389	5,258,344	4,237,375	3,347,251	1,326,660
Total liabilities	6,638,943	5,921,456	4,717,772	3,869,201	1,650,561
Shareholders’ equity	593,135	587,073	313,730	242,584	242,486

	Saxon Capital, Inc. (1)					SCI Services, Inc.
	For the Year Ended December 31,				For the Period July 6, 2001 to December 31,	For the Period January 1, 2001 to July 5,
	2005	2004 (as restated)*	2003 (as restated)*	2002 (as restated)**	2001 (as restated)**(1)	2001
	(dollars in thousands, except per share data)
Statement of operations data:
Interest income	$458,658	$407,845	$350,851	$233,446	$53,024	$15,331
Interest expense	(263,809)	(152,498)	(120,293)	(88,450)	(23,457)	(11,524)
Net interest income	194,849	255,347	230,558	144,996	29,567	3,807
Provision for mortgage loan losses	(42,344)	(31,627)	(19,364)	(26,367)	(11,565)	(8,423)
Net interest income after provision for mortgage loan losses	152,505	223,720	211,194	118,629	18,002	(4,616)
Servicing income, net of amortization and impairment	71,222	28,260	27,214	19,967	11,459	16,670
Derivatives gains (losses)	32,436	(510)	(23,885)	(50,625)	(18,082)	—
Gain on sale of mortgage assets	2,359	3,500	2,533	365	—	32,892
Total net revenues and gains	258,522	254,970	217,056	88,336	11,379	44,946
General and administrative, payroll depreciation and other expenses	(153,795)	(143,661)	(109,269)	(90,824)	(37,122)	(43,798)
Impairment of assets, net	—	—	—	—	—	(7,301)
Impairment of goodwill	—	—	—	—	—	(44,963)
Total operating expenses	(153,795)	(143,661)	(109,269)	(90,824)	(37,122)	(96,062)
Income (loss) before taxes	104,727	111,309	107,787	(2,488)	(25,743)	(51,116)
Income tax (benefit) expense	5,902)	4,987	40,105	(850)	(9,944)	(21,609)
Income (loss) before cumulative effect of change in accounting principle	$110,629	$106,322	$67,682	$(1,638)	$(15,799)	$(29,507)
Cumulative effect of change in accounting principle	31	—	—	—	—	—
Net income (loss)	$110,660	$106,322	$67,682	$(1,638)	$(15,799)	$(29,507)
Basic earnings per common share (3)	$2.22	$3.06	$2.37	$(0.06)	$(0.56)	$(1.05)
Average common shares outstanding (basic)	49,914,554	34,702,370	28,518,128	28,103,695	28,050,100	28,050,100
Diluted earnings per common share (3)	$2.18	$2.91	$2.25	$(0.06)	$(0.56)	$(1.05)
Average common shares outstanding (diluted)	50,647,836	36,521,893	30,118,554	28,103,695	28,050,100	28,050,100
Dividends declared per common share (4) (5)	$2.24	$2.30	—	—	—	—

	Saxon Capital, Inc. (1)					SCI Services, Inc.
	For the Year Ended December 31				For the Period July 6, 2001 to December 31,	For the Period January 1, 2001 to July 5,
	2005	2004 (as restated)*	2003 (as restated)*	2002 (as restated)**	2001 (as restated)**	2001
	(dollars in thousands)
Other operating data:
Total mortgage loan production (6)	$3,349,035	$3,764,628	$2,842,942	$2,484,074	$1,112,661	$1,220,575
Wholesale production (6)	$1,511,806	$1,500,303	$1,174,573	$1,034,278	$501,780	$463,607
Retail originations (6)	$713,324	$964,760	$762,657	$645,949	$252,819	$194,703
Correspondent production (6)	$1,123,905	$1,029,529	$905,712	$615,288	$358,062	$562,265
Called loans (6)(7)	—	$270,036	—	$188,559	—	—
Mortgage loans securitized	$3,379,587	$3,199,949	$2,650,167	$2,204,816	$1,352,698	$661,456
Total owned serviced assets at period end (6)	$6,394,873	$5,950,965	$4,665,770	$3,505,255	$1,537,309	$646,588
Total third-party serviced assets at period end (6)	$18,365,897	$14,214,977	$5,233,753	$4,070,305	$4,817,995	$5,639,490
Total serviced assets at period end (6)	$24,760,770	$20,165,942	$9,899,523	$7,575,560	$6,355,304	$6,286,078
Average principal balance per loan serviced at period end (8)	$152	$150	$127	$109	$96	$95
Ratios:
Debt-to-equity (9)	11.2	10.1	15.0	15.9	6.8	3.8
Average equity to average assets (10)	8.6%	7.8%	6.1%	8.1%	15.1%	36.9%
Return on average equity (10) (11)	18.8%	23.6%	24.3%	(0.7)%	(15.5)%	(23.2)%
Return on average assets (10) (11)	1.6%	1.8%	1.5%	(0.1)%	(2.3)%	(8.6)%
Asset Quality Data - at period end (Total Servicing Portfolio):
Total seriously delinquent including real estate owned - at period end (12)	7.9%	5.3%	8.9%	11.3%	12.0%	N/A
Total seriously delinquent excluding real estate owned - at period end	7.2%	4.7%	7.8%	9.7%	10.2%	N/A
Annual losses on servicing portfolio as a percentage of total serviced assets - at period end	0.4%	0.5%	1.1%	1.3%	1.3%	N/A
Asset Quality Data - at period end (Owned Portfolio):
Total seriously delinquent including real estate owned - at period end (12)	6.9%	6.6%	7.7%	7.1%	3.8%	—
Total seriously delinquent excluding real estate owned - at period end	6.2%	5.8%	6.9%	6.4%	3.6%	—
Annual losses on owned portfolio as a percentage of total owned assets - at period end	0.7%	0.8%	0.6%	0.3%	—	—
________________
(1)	We acquired all of the issued and outstanding capital stock of our predecessor from Dominion Capital on July 6, 2001.

(2)	Includes borrowings under warehouse lines of credit and repurchase facilities.

(3)	Earnings per common share for the period prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for the entire period.

(4)
We began operating as a REIT in 2004. In order to remain qualified as a REIT, we generally must distribute annually to our shareholders’ at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain or loss). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we make with respect to the calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income for that year and (iii) any undistributed taxable income from prior periods. Prior to becoming a REIT, we had not paid dividends on our common stock.

(5)	A special dividend of $1.72 per share was declared and paid in the fourth quarter of 2004. A special dividend of $0.14 was declared in the fourth quarter of 2005 and paid in the first quarter of 2006.

(6)	Principal balances only.

(7)
Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of certain securitized pools in our mortgage loan servicing portfolio. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third-party. With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital, which retained certain residual interests in securitized pools of our predecessor.

(8)	Total outstanding principal balance of loans serviced divided by number of loans serviced.

(9)	Calculated as total debt divided by total equity.

(10)	Average equity and average assets are calculated as a simple average over the time period indicated.

(11)	Data for incomplete years has been annualized.

(12)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

N/A	Information not available.

*	See Note 25.

** Gives effect to the restatement discussed in Note 25.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 25 of the Notes to Consolidated Financial Statements, our consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003 have been restated to reflect the elimination of the use of hedge accounting treatment under SFAS 133 for our derivative instruments as well as to make certain other restatements and reclassifications on the consolidated statements of operations. The accompanying management’s discussion and analysis gives effect to this restatement.

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

Executive Summary
Description of Certain Components of Revenues, Expenses, and Other Data
2005 Events and 2006 Outlook
Critical Accounting Policies
Consolidated Results
Business Segment Results
Financial Condition
Liquidity and Capital Resources
Off Balance Sheet Items and Contractual Obligations
Other Matters
Effect of Inflation

Executive Summary

Company Overview

We are in the business of originating, purchasing, securitizing, and servicing non-conforming residential mortgage loans that are primarily sub-prime. We operate through three business segments. These segments are:

•  Mortgage loan production;

•  Portfolio; and

•  Mortgage loan servicing;

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, correspondent and retail channels, which we refer to collectively as our “mortgage loan production segment”. We earn most of our revenues from the net interest income generated by those mortgage loans through our portfolio segment and from servicing loans for other companies through our mortgage loan servicing segment. We also earn revenues through whole loan sales of some of our mortgage loans. We pay interest to finance our mortgage loan portfolio, servicing rights and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We initially fund our mortgage loan originations and purchases through short-term warehouse lines of credit and through repurchase facilities, which are replaced by permanent financing when we securitize the loans. We structure our securitization transactions as financing transactions, with the mortgage loans and related debt to finance those loans remaining on our balance sheet.

We access the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially using one of several different secured and committed warehouse lines of credit and repurchase agreement facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to December 31, 2005, we securitized $22.4 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization: (1) the mortgage loans we produce remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse and repurchase debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

The non-conforming, residential mortgage industry has become increasingly competitive in recent years. Today the industry is dominated by a small number of large companies. This market share domination has led to intense competition within the industry and has negatively impacted our profitability. Specifically, lenders in the industry have not raised interest rates in line with increases in market interest rates, which has reduced our net interest margin and negatively impacted our liquidity. Also, the introduction and concentration of interest-only products in 2004 and 40-year amortization term products in 2005 have negatively impacted spreads in the industry. Toward the end of 2005, lenders in the industry began to raise interest rates marginally; but not commensurate with market interest rates. As a result, we expect to continue to experience margin compression throughout 2006. To compete effectively, we will be required to achieve and maintain a high level of operational, technological and managerial expertise and efficiencies, as well as an ability to attract capital at a competitive cost.

The non-conforming, residential mortgage industry is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and our business is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Changes to laws, regulations or regulatory policies, or enforcement policies with respect thereto, can have a significant adverse effect on our operations and profitability. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for non-conforming borrowers. This could result in a reduction of otherwise legitimate non-conforming lending opportunities and is likely to increase our legal and compliance costs.

Over the last several years, the housing price index has increased faster than the consumer price index and growth in personal income. We expect that this trend will slow in the coming years. Over the long term, however, we anticipate that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income. Rising housing values point to healthy demand for purchase-money mortgage financing, increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgage loans tend to increase as borrowers look to realize the additional equity in their homes. If our forecasts are incorrect and housing prices fall dramatically, our future results of operations would be adversely affected by lower production and higher credit losses.

Description of Certain Components of Revenues, Operating Expenses and Other Data

Components of Revenues

Our principal elements of revenues are net interest income generated from our portfolio of non-conforming mortgage loans held for investment in our qualified REIT subsidiary and servicing income generated at our taxable REIT subsidiaries. Additional components of revenues include cash gains from the sale of mortgage loans generated at our taxable REIT subsidiaries.

In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we produce, but also may result in growth in our mortgage loan portfolio. Decreases in interest rates also lead to increases in loan prepayments, which result in increases in prepayment penalty income but decreases in servicing income. In addition, decreases in interest rates reduce our cost to borrow, but generally lead to increases in our borrowings because loan originations tend to rise during periods of decreased interest rates.

Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we produce. However, this did not occur at times as much as typically would be expected during 2005 due to the intense pricing competition existing in the marketplace. Increases in interest rates also generally lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow but generally lead to decreases in our borrowings because loan originations tend to decline during periods of increased interest rates. Certain components of our revenues are discussed below.

Net Interest Income. Net interest income consists of interest income minus interest expense.

Interest Income. Interest income primarily represents interest earned on our owned mortgage loan portfolio. Components of interest income include the gross interest received on a mortgage loan, less amortization of deferred costs to originate the loan and amortization of premiums and discounts.

We also record prepayment penalty income and contractual servicing fees on our owned mortgage loan portfolio as components of interest income. Prepayment penalty income is recorded when a borrower chooses to prepay a loan before the contractually-specified time. Contractual servicing fees are recorded when collected.

Yield adjustments include premiums and discounts on mortgage loans, net of deferred origination costs and nonrefundable fees.

Interest expense. Interest expense includes the interest and fees we pay on our warehouse lines and repurchase facilities and under our securitizations, as well as the amortization/accretion of premiums, discounts and debt issuance costs.

Provision for mortgage loan losses.  We record provision for mortgage loan losses on our mortgage loan portfolio, which includes securitized and unsecuritized loans, for projected losses on current existing delinquencies. See “ - Critical Accounting Policies - Allowance for Loan and Interest Losses.”

Servicing income, net of amortization and impairment. Servicing income, net of amortization and impairment, consists of all contractual servicing and ancillary fees we earn for servicing our third-party mortgage loan servicing portfolio and ancillary fees collected on our owned mortgage loan portfolio. Ancillary fees are primarily late fees, fees for checks returned for insufficient funds, electronic payment processing fees, interest earned on escrow balances, or other miscellaneous fees that we, as servicer, may retain to the extent they are received. Servicing income, net of amortization and impairment, does not include contractual servicing fees relating to our owned mortgage loan portfolio, as those fees are a component of interest income. The following table illustrates how our servicing income is presented on our consolidated statements of operations:

	Recorded in Servicing Income, Net	Recorded in Interest Income
Third-party portfolio:
Contractual Fees	X
Ancillary Fees	X

Owned portfolio:
Contractual Fees		X
Ancillary Fees	X
Prepayment Fees		X

We may experience impairment of our third-party mortgage loan servicing rights when prepayments of mortgage loans in our third-party servicing portfolio result in our no longer receiving contractual servicing fees or ancillary fees from the third party whose mortgage loans we service or ancillary fees relating to such loans. For more information on measurement of mortgage servicing rights impairment, see “ - Critical Accounting Policies - Mortgage Servicing Rights.”

Derivatives gains (losses). Derivatives gains (losses) consists of the change in fair market value of our derivative instruments. These instruments do not qualify for hedge accounting treatment. In addition, this consists of cash settlements received from and broker commissions paid for these derivative instruments.

Operating expenses

Our primary components of operating expenses are payroll and related expenses and general and administrative expenses.

In general, the primary factors in our business that lead to increased operating expenses are the volume and credit mix of mortgage loans we produce, the number of sales centers and centralized lending facilities we operate, the number of sales representatives we employ, the volume of third-party servicing we acquire, the costs to comply with governmental regulations, and the costs of being a public company. As our mortgage loan production volumes and owned mortgage loan portfolio grow, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. There are also increased cash requirements that are associated with being a public company, such as investor relations’ responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, and others, by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other projects, and we may experience increased expenses during those periods. Descriptions of certain components of our operating expenses are set forth below.

Payroll and related expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. A portion of commission and salary expenses is capitalized as a direct cost for loan origination in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases,”. The deferral of these expenses occurs when the loan is originated and is then amortized into expense over the life of the loan.
General and administrative expenses. General and administrative expenses consist primarily of office and equipment rentals, insurance, telephone, license fees, professional fees, travel and entertainment expenses, depreciation, and advertising and promotional expenses.

Other Data

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations, and our calculations of these data may be calculated differently than other registrants. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. These measures should be used only supplementally. See our consolidated financial statements and related notes included elsewhere in this report, and see “Consolidated Results” for the reconciliations of these financial measures to GAAP. Descriptions of these financial measures are discussed below.

Net Interest Margin. Net interest margin is calculated as the difference between our interest income and interest expense divided by our average interest-earning assets. Average interest-earning assets are calculated using a daily average balance over the time period indicated.

Reconciliation of GAAP net income to estimated tax net income. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including, but not limited to, the following:

•
the provision for mortgage loan losses recognized for GAAP purposes is based upon our estimate of probable loan losses inherent in our current portfolio of loans held for investment, for which we have not yet recorded a charge-off (tax accounting rules allow a deduction for loan losses only in the period when a charge-off occurs);

•	there are several differences between GAAP and tax methodologies for capitalization of origination expenses; and

•	income of a taxable REIT subsidiary is generally included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income.

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

Reconciliation of securitization net losses on liquidated loans to charge-offs. Securitization net losses on liquidated loans is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We present a reconciliation of securitization net losses on liquidated loans to charge-offs, which are recognized in our financial statements in accordance with GAAP, because management believes that it is meaningful to show both measures of losses to evaluate securitization net losses on liquidated loans and the information is provided on a monthly basis to the investors in each securitization. GAAP requires losses to be recognized immediately upon a loan being transferred to REO, whereas securitization net losses on liquidated loans do not recognize a loss on REO until the loan is sold. This causes a timing difference between charge-offs and securitization net losses on liquidated loans. In addition, securitization net losses on liquidated loans exclude losses resulting from delinquent loan sales.

Working capital. It is common business practice to define working capital as current assets less current liabilities. We do not have a classified balance sheet and therefore calculate our working capital using our own internally defined formula, which is generally calculated as unrestricted cash and investments as well as unencumbered assets that can be pledged against existing committed facilities and converted to cash in five days or less. Our internally defined formula for calculating working capital is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Management believes that the presentation of working capital provides useful information to investors regarding our liquidity.

2005 Events and 2006 Outlook

During 2005, we closed 11 retail branches and divested five branches, with the majority of these events occurring late in the second quarter 2005. The branches impacted by these closings had produced 49% of our 2004 retail production, accounted for 51% of our 2004 retail operating expenses and employed 49% of the employees in our retail channel at December 31, 2004. In 2005, we focused on refining our direct lending operations through a more efficient network of strategically located retail sales centers and our three centralized facilities located in Virginia, Texas and California. We also combined our wholesale and retail back-end operations during the first half of 2005 and, in June 2005, we opened our Central Region office in order to enable us to service our brokers in all capacities, including underwriting, closing, funding, and post-closing duties in that region from an office located in that region. We believe our new structure enables us to streamline processes, increase efficiencies, productivity and scale, and improve training and employee development, while reducing our overall cost to produce. During the second half of 2005, we made significant progress in increasing our staffing levels within our strategically located retail sales centers, after having experienced substantial layoffs in early 2005 as a result of branch closures and divestitures. We believe we also began to experience efficiencies and increased productivity from centralizing our wholesale and retail back-end operations during the first half of 2005, although these efficiencies were not apparent in our results of operations for the second half of 2005 due to the timing of the costs we incurred to invest in our new centralized structure combined with lower production due to lost production from the branches we closed. We expect to see these efficiencies and increased productivity in 2006.

Throughout 2005, we experienced an increase in short-term borrowing interest rates and a marked increase in the competitiveness of pricing, product, and credit exception practices within our industry. This resulted in a substantial reduction in the net interest margin on our mortgage loan portfolio. For most of 2005, we also experienced faster prepayment speeds than we had seen in 2004 due to the popularity of interest-only and other longer-amortization products in the marketplace. The introduction of these non-traditional mortgage products in the marketplace has had a negative impact on interest rate spreads, whole loan sale premiums, liquidity, overcollateralization requirements and pricing on securitizations primarily due to the rating agencies’ and investors’ negative views of these non-traditional mortgage products in the marketplace. If the trends negatively affecting the value of mortgage loans continue, we may not utilize whole loan sales as a strategy for disposing of non-portfolio assets until the whole loan sale market provides economically attractive terms. In the meantime, we seek to avoid producing mortgage loans that we view as not suitable for us to retain in our portfolio.

During the third and fourth quarters of 2005, we experienced an increase in the 2/3 year swap curve and six-month LIBOR curve, which positively impacted the fair value of our derivatives and increased our derivatives gains (losses).

In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. We incurred significant losses as a result of this hurricane. We are still in the process of evaluating our mortgage loan portfolio in the affected areas for collectibility and evaluating our MSRs and real estate owned for impairment. The percentage of our mortgage loan portfolio and the loans underlying the MSRs in the federally declared disaster areas was 2% and 1%, respectively, as of December 31, 2005. While we have received a substantial amount of property inspection reports as of March 31, 2006 from the impacted area, assessing the extent to which insurance coverage continues to be challenging. Also, many insurance policies exclude coverage for flood damage. Therefore, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments of how much of the damage was due to wind versus flooding. Estimates of the full extent of real estate losses may take some time to calculate due to these insurance challenges. The collectibility of our mortgage loan portfolio and valuation of our MSRs and real estate owned may be impacted by this exposure due to higher delinquency and foreclosure rates, increased servicer advances due to non-payment of mortgage loans, increased loss severities, and added servicing costs needed to effectively and efficiently service these loans as these loans will require increased contact with the borrower to ensure that timely payments are rendered. Foreclosure timelines are likely to lengthen as a result of increased conflict between insurers and homeowners relating to coverage under applicable flood or homeowners insurance policies. Further details are discussed in “-- Consolidated Results.”

      In summary, our production levels during 2005 were negatively impacted by the closing and/or divestiture of several of our retail branches, intense pricing competition existing in the marketplace throughout 2005, and the introduction of new products to the marketplace by our competitors. In 2006, we expect to increase our mortgage loan production over levels achieved in 2005 through a more efficient process as a result of having adjusted to our new centralized loan production structure, the investments we have made in technology and our focus on controlling our general and administrative expenses. We also intend to continue to grow our mortgage loan portfolio and servicing portfolio in order to produce higher levels of net interest income, and to produce higher levels of servicing income. However, we expect short-term market interest rates to rise and competitive pressures to remain intense during 2006.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	amortization of yield adjustments to net interest income;

•	allowance for loan and interest losses;

•	mortgage servicing rights;

•	deferral of direct loan origination costs; and

•	accounting for income taxes.

Amortization of Yield Adjustments to Net Interest Income

Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms required by each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay at an actual speed that differs from the projections used in our estimates, GAAP requires us to adjust the remaining capitalized yield adjustments accordingly on a prospective and retrospective basis. The projections used in our interest method calculations are based on six-month LIBOR.

Mortgage loan prepayments generally increase on our adjustable rate mortgage loans when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance of premiums to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. The majority of our penalties expire two to three years from origination. As of December 31, 2005, 73% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage loan portfolio will increase as these adjustable rate mortgage loans reach their initial adjustments during 2006 and 2007, due to the high concentration of two to three year hybrid loans we originated or purchased during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is 36% over twelve months. The following table presents the effects on our net interest income related to changes in our yield adjustment amortization for the year ended December 31, 2005 under various prepayment rate scenarios.

Impact on Net Interest Income
(in thousands)
Constant Prepayment Rate:
Increase in CPR of 50%	$(49,537)
Increase in CPR of 25%	$(26,238)
Decrease in CPR of 25%	$37,663
Decrease in CPR of 50%	$91,996
_______________
(1)
The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Interest expense on our warehouse, repurchase and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization/accretion of premiums, discounts, and debt issuance costs. These yield adjustments are amortized against interest expense over the life of the debt in a manner similar to that described above for interest income, using the interest method adjusted for the effects of the estimated payments on the debt.

Allowance for Loan and Interest Losses

The allowance for loan and interest losses is established through the provision for mortgage loan losses, which is charged to earnings on a monthly basis. The accounting estimate of the allowance for loan and interest losses is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan and interest losses and our results of operations. The assumptions used by management regarding these key estimates involve a great deal of judgment.

Provisions are made to the allowance for loan and interest losses for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO status. The allowance for loan and interest losses is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay as well as the underlying value of the collateral. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan and interest losses. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency categories. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we will adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. The table below presents the impact on our allowance for loan and interest losses varying the assumptions used in our model as follows:

December 31, 2005
(in thousands)
Allowance for loan and interest losses balance	$52,725

Increase (decrease) in allowance
Delinquency:
Increase in delinquency of 10%	$5,440
Increase in delinquency of 25%	$14,254
Decrease in delinquency of 10%	$(5,764)
Decrease in delinquency of 25%	$(11,615)

Loss severity:
Increase in loss severity of 10%	$4,734
Increase in loss severity of 25%	$8,910
Decrease in loss severity of 10%	$(4,734)
Decrease in loss severity of 25%	$(13,348)

Delinquency and loss severity:
Increase in delinquency and loss severity of 10%	$10,113
Increase in delinquency and loss severity of 25%	$24,824
Decrease in delinquency and loss severity of 10%	$(9,741)
Decrease in delinquency and loss severity of 25%	$(16,973)

The allowance for loan and interest losses was impacted in 2005 primarily by an increase in overall delinquencies as well as estimates of damage to property resulting from Hurricane Katrina. See additional discussion in “- Consolidated Results - Year Ended December 31, 2005 versus Year Ended December 31, 2004 - Revenues - Provision for Mortgage Loan Losses”. We are currently experiencing an 18-month average loss severity of 40% on our owned portfolio, and this is the assumption currently used in our loan loss allowance model. This average loss severity has increased over time because loss severities typically increase as a portfolio gets older.

During the third quarter of 2005, we recorded a reserve of $6.8 million in connection with estimated losses in our mortgage loan portfolio due to the impact of Hurricane Katrina. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which we had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated, and estimated loss severities were applied using different insurance coverage scenarios. This analysis yielded a best estimate of loss of $6.8 million, calculated using what we believed to be the most probable loss severity and insurance coverage scenarios at the time. This estimate was imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, different estimates may have been obtained. During the fourth quarter of 2005, we began to receive actual inspection reports for properties in the affected areas that indicated that damage was less severe than originally estimated, and we updated our analysis to reflect this data as well as actual insurance coverage levels we had experienced. Based on these revisions to our analysis, we reversed $2.3 million of our original estimated reserve of $6.8 million, for a total remaining reserve relating to the impact of Hurricane Katrina at December 31, 2005 of $4.5 million. As of March 31, 2006, we had received inspection reports relating to 85% of our properties in the affected areas. As additional information is obtained and processed over the coming months and quarters, this reserve will be revised accordingly.

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

The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net servicing income. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value as of the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtain quarterly independent valuations for our MSRs. At December 31, 2005, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

December 31, 2005
($ in thousands)
Book value of MSRs	$129,742
Fair value of MSRs	$156,122
Expected weighted-average life (in years)	3.16
Weighted average constant prepayment rate (1)	32% CPR
Weighted average discount rate	17.59%

Impact on Fair Value at December 31, 2005
Constant Prepayment Rate:
Increase in CPR of 20%	$(20,046)
Increase in CPR of 25%	$(24,404)
Increase in CPR of 50%	$(43,275)
Decrease in CPR of 20%	$25,611
Decrease in CPR of 25%	$33,167
Decrease in CPR of 50%	$80,896

Discount Rate:
Using a discount rate of 12%	$14,989
Using a discount rate of 16%	$3,790
Using a discount rate of 20%	$(5,749)
Using a discount rate of 24%	$(13,976)
_______________
(1)
The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of our MSRs. We perform an impairment analysis using independent valuations that we obtain each quarter, and considering estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying mortgage loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool, such as prepayments, to assess whether the impairment is temporary or permanent. If we conclude that the impairment is temporary, we establish a valuation allowance and record an expense, and in the event the impairment is reversed, the related allowance amount is recognized in our income. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the permanent impairment.

The valuation of MSRs was impacted primarily in 2005 by purchases of $83.4 million of rights to service $12.4 billion of mortgage loans and by an increase in prepayment speeds on certain aged loans in our third-party servicing portfolio. As a result of increased actual prepayment speeds and future prepayment speed assumptions, we recorded a permanent impairment of $3.4 million and a temporary impairment of $4.4 million on our MSRs. It is possible that we may experience, in whole or in part, a reversal of the temporary impairment if, in the future, prepayments are lower than our future prepayment speed assumptions. For the valuation of the third-party portion of our loan servicing portfolio as of December 31, 2005, we used a prepayment speed assumption of 36% CPR, which management believes is appropriate given the product mix of the third-party servicing portfolio. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights. Because the interest rate cycle we experienced in 2005 resulted in more prepayments than we consider normal, we believe that the assumptions used are the most appropriate, given the current market conditions, to determine the valuation of our MSRs.

Due to the damage caused by Hurricane Katrina in August 2005, we recorded an additional MSR impairment of $0.4 million in the third quarter of 2005. This amount was determined based on an analysis of the specific pool of serviced mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool of serviced loans’ unpaid principal balances were accumulated and a percentage of loss was then applied to each segment to determine the amount of loan principal at risk. The resulting amount of loan principal at risk was then applied to the total MSR balance to determine the impact of impairment. This analysis yielded what we believed was the best estimate at that time, given the uncertain nature of the final outcome. If different loss severities had been applied or if estimates of the extent of flooding had been altered, different estimates may have been obtained. During the fourth quarter of 2005, we began to receive actual inspection reports for properties in the affected areas that indicated that damage was less severe than originally estimated, and we updated our analysis to reflect this data as well as actual insurance coverage levels we had experienced. Based on these revisions to our analysis, we reversed $0.2 million of our original estimated reserve of $0.4 million, for a total remaining reserve relating to the impact of Hurricane Katrina at December 31, 2005 of $0.2 million. As of March 31, 2006, we had received inspection reports relating to 85% of our properties in the affected areas. As additional information is obtained and processed over the coming months and quarters, this estimate will be revised accordingly.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting policy with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the year ended December 31, 2005 based on existing facts and circumstances. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates will be necessary if it is determined that the time spent and/or costs incurred related to performing the above activities have significantly changed from the previous period. This estimate is made for all loans originated in our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred. In 2005, we deferred $25.5 million in costs associated with originating loans and $21.7 million in nonrefundable fees related to mortgage loan originations. We also recorded net amortization of these deferred loan origination costs and fees of $2.5 million.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of December 31, 2005, we recorded $0.1 million as a valuation allowance on our deferred tax assets for capital losses incurred by a qualified REIT subsidiary during 2005 based on management’s belief that it is more likely than not that capital gains will not be generated within the next five years by the qualified REIT subsidiary to realize the benefit of this asset. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record additional valuation allowances on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from the remainder of our deferred tax assets.

We believe we have complied with the REIT provisions of the Internal Revenue Code for the year ended December 31, 2005 and currently intend to continue to comply with such provisions in the future. Accordingly, we do not expect to be subject to federal or state income tax on net income that is distributed to shareholders as long as we continue to comply with the requirements necessary to maintain our qualification as a REIT. In the event that we do not qualify as a REIT in any year, we will be subject to federal and state income tax as a domestic corporation, the amount of our after-tax cash available for distribution to our shareholders will be reduced, and we will be subject to other adverse consequences as described in “Risks related to our qualification as a REIT under federal income tax rules - We may be unable to comply with the requirements applicable to REITs or compliance with such requirements could adversely affect our financial condition.” Our taxable REIT subsidiaries are subject to federal and state income tax.

Consolidated Results

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Overview

Net income increased $4.4 million, or 4%, to $110.7 million for the year ended December 31, 2005 from $106.3 million for the year December 31, 2004. This increase was primarily the result of (1) an increase in interest income of $50.8 million, (2) an increase in our servicing income of $43.0 million, related to our acquisition of significant amounts of servicing rights for third-party mortgage loans, and (3) an increase in our derivative gains (losses) of $32.9 million. These increases were offset by decreased net interest income due to an increase in the cost of our borrowings of $111.3 million and an increase in our provision for mortgage loan losses of $10.7 million. The two most influential factors that affected our net income in 2005 were the rising interest rate environment, which caused our interest expense to increase significantly, and intense competitive pricing within our industry which caused the interest rates we charged on our new loan production to be substantially lower in relation to our cost of funds than had historically been the case. These two factors compressed interest margins compared to the more favorable interest margins that we had experienced in recent years. During the fourth quarter of 2005, competitive pricing pressures began to ease somewhat, but we cannot provide any assurance that this trend will continue in 2006, as we saw a number of large competitors lower interest rates during January and February of 2006 while cost of funds increased.

Revenues

Total Net Revenues and Gains. Total net revenues and gains increased $3.5 million, or 1%, to $258.5 million for the year ended December 31, 2005 from $255.0 million for the year ended December 31, 2004. The increase in total net revenues and gains was also attributable to increases in our interest income, servicing income, and derivative gains (losses) offset by an increase in the cost of our borrowings and an increase in our provision for mortgage loan losses.

      Interest Income. Interest income increased $50.9 million, or 12%, to $458.7 million for the year ended December 31, 2005 from $407.8 million for the year ended December 31, 2004. The increase in interest income was due primarily to the growth in our securitized mortgage loan portfolio.

As shown in the table below, for the year ended December 31, 2005 compared to the year ended December 31, 2004, our interest income increased $65.3 million due to an increase in the size of our mortgage loan portfolio, and decreased $10.7 million as a result of lower interest rates earned on our mortgage loan portfolio.

Rate/Volume Table For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income
(in thousands)
Securitized loans	$(13,206)	$70,391	$57,185
Loans funded by warehouse and repurchase financing	1,817	(5,189)	(3,372)
Mortgage bonds	738	132	870
Other	—	(43)	(43)
Total	$(10,651)	$65,291	$54,640
Prepayment penalty income	—	—	(3,827)
			$50,813

The increase in interest income correlated with the growth of our mortgage loan portfolio. Our net mortgage loan portfolio increased $0.4 billion, or 7%, to $6.4 billion as of December 31, 2005 from $6.0 billion as of December 31, 2004. We anticipate that our interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in 2006 if market weighted average coupons increase. See Item 1, “Business -- Mortgage Loan Portfolio.”

Prepayment penalty income decreased $3.8 million, or 11%, to $32.0 million for the year ended December 31, 2005 from $35.8 million for the year ended December 31, 2004. This decrease was primarily related to a 19% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 5% decline in the average size of the prepayment penalty fees we collected. The decline in prepayment penalty income in 2005 also related to amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which became effective July 1, 2003. These amendments eliminated federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. Management expects that these amendments will continue to reduce our prepayment penalty income in future periods.

As shown in the next table, amortization expense of yield adjustments decreased $8.3 million, or 31%, to $18.8 million for the year ended December 31, 2005 from $27.1 million for the year ended December 31, 2004. This decrease was predominantly caused by an increase in the projected six-month LIBOR curve, which increases cash flows in the future as ARMs enter their reset period. An increase in cash flows positively affects the retrospective adjustment component of our level yield amortization by increasing the internal rate of return used to calculate our net investment in the underlying mortgage loans.

Interest Income Yield Analysis For the Years Ended December 31, 2005 and 2004

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,122,150	$445,526	7.28%	$5,182,719	$399,169	7.70%
Less amortization of yield adjustments (1)	—	(18,823)	(0.31)%	—	(27,107)	(0.52)%
	$6,122,150	$426,703	6.97%	$5,182,719	$372,062	7.18%
Add prepayment penalty income	—	31,955	0.52%	—	35,783	0.69%
Total interest-earning assets	$6,122,150	$458,658	7.49%	$5,182,719	$407,845	7.87%
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

        Interest Expense. Interest expense increased $111.3 million, or 73%, to $263.8 million for the year ended December 31, 2005 from $152.5 million for the year ended December 31, 2004. The table below presents the total change in interest expense for the year ended December 31, 2005 compared to the year ended December 31, 2004, and the amount of the total change that was attributable to increasing interest rates and an increase in our outstanding debt. Our interest expense increased $85.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of higher interest rates on our interest-bearing liabilities and increased $26.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increase in our borrowings.

Rate/Volume Table For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Change in Rate	Change in Volume	Total Change in Interest Expense

(in thousands)
Securitization financing	$80,406	$29,027	$109,433
Warehouse and repurchase financing:
Lines of credit	(204)	670	466
Repurchase agreements	4,915	(2,472)	2,443
Other	—	(1,031)	(1,031)
Total	$85,117	$26,194	$111,311

As seen in the table below, our average balance of borrowings increased $0.8 billion, or 15%, to $6.2 billion for the year ended December 31, 2005 from $5.4 billion for the year ended December 31, 2004 as a result of the growth in our mortgage loan portfolio. Compensating balance credits increased $3.3 million, or 275%, to $4.5 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004 as a result of increases in the underlying escrow balances and an increase in the LIBOR index rate, both of which served to increase the compensating balance credits. Additionally, our yield adjustments increased $29.6 million, or 110%, to $2.6 million net amortization for the year ended December 31, 2005 from $27.0 million net accretion for the year ended December 31, 2004. This increase was due primarily to a decrease of $29.6 million in the accretion of bond premium on the interest only classes of some of our bonds. Additionally, our amortization of bond issuance costs increased $0.7 million due to the issuance of new securitization debt. Partially offsetting these factors, our amortization of bond discount on other classes of our bonds decreased $0.7 million.

Interest Expense Yield Analysis For the Years Ended December 31, 2005 and 2004

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$189,425	$7,860	4.09%	$151,973	$4,057	2.63%
Less compensating balance credits (1)	—	(4,525)	(2.36)%	—	(1,189)	(0.77)%
Net warehouse financing	$189,425	$3,335	1.73%	$151,973	$2,868	1.86%

Repurchase agreements	238,967	9,694	4.00%	332,517	7,251	2.14%

Securitization financing:
Gross	5,795,133	243,799	4.21%	4,884,442	163,960	3.36%
Add(subtract) net amortization (accretion) of yield adjustments (2)	—	2,558	0.04%	—	(27,034)	(0.55)%
Net securitization financing:	5,795,133	246,357	4.25%	4,884,442	136,926	2.81%

Notes payable	—	—	—	18,011	1,443	8.00%
Other expenses	—	4,423	—	—	4,010	—
Total interest-bearing liabilities	$6,223,525	$263,809	4.24%	$5,386,943	$152,498	2.83%
______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our bonds.

Net Interest Margin. Our net interest margin decreased to 3.18% for the year ended December 31, 2005 from 4.93% for the year ended December 31, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase of 196 basis points in one-month LIBOR from 2004 to 2005. At the same time, competitive pricing pressures were constraining us from charging higher interest rates on our mortgage loan production. We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the impact of such changes on derivative instruments is reflected in derivatives gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues. Therefore, we expect, based on the current interest rate environment, that our derivatives will positively impact our net revenues throughout 2006.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $10.7 million, or 34%, to $42.3 million for the year ended December 31, 2005 from $31.6 million for the year ended December 31, 2004. The increase in the provision was primarily attributable to an increase in delinquencies of 19% and damage to properties resulting from Hurricane Katrina. We did not make any significant changes in our reserve methodologies or assumptions during the years ended December 31, 2005 and 2004.

We saw an increase in delinquency rates and loan loss experience in our owned servicing portfolio for the year ended December 31, 2005 compared to delinquency rates and loan loss experience in our owned servicing portfolio for the year ended December 31, 2004. In 2005, we saw a rise in delinquency levels in our owned servicing portfolio due primarily to the seasoning of our assets. This rise in delinquency level was also due in part to the economic impact of natural disasters such as Hurricane Katrina. Although delinquencies increased, foreclosures and REO properties in our owned servicing portfolio decreased. This was primarily due to our strategy during 2005 of working out payment plans with borrowers that were 30 days delinquent, which differed from our strategy for most of 2004, which was to wait until borrowers were at least 60 days delinquent before working out payment plans. Our aggressive efforts to provide early mitigation efforts results in an increase in delinquencies as accounts remain contractually delinquent while in repayment rather than moving to foreclosure. Loss severities increased in the year ended December 31, 2005 compared to the year ended December 31, 2004, which is expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as a portfolio gets older, and because refinancing activity is expected to decrease, management expects our average loss severities to increase.

Two widely accepted methodologies of reporting delinquency data are the Mortgage Bankers Association, or MBA, and the Office of Thrift Supervision, or OTS, methods. The MBA methodology reports delinquencies as of month-end while the OTS methodology reports delinquencies as of the first day of the following month after payment is due. We believe the MBA method is more commonly used in conforming and jumbo mortgage markets while the OTS method is more commonly used in non-conforming and sub-prime mortgage markets. Reporting delinquencies as of the first of the month makes OTS reported loans appear one delinquency category better than the MBA method of reporting delinquencies as of month-end; therefore, we consider the MBA method to be a more conservative approach. The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio using the MBA method and is followed by a reconciliation of securitization net losses on liquidated loans to charge-offs. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

Delinquency and Loss Experience Of Our Owned Portfolio

	December 31,
	2005	2004	2003
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,394,873	$5,950,965	$4,665,770
Delinquency (at period end):
30-59 days:
Principal balance	$363,780	$290,525	$295,754
Delinquency percentage	5.69%	4.88%	6.34%
60-89 days:
Principal balance	$98,907	$83,225	$68,019
Delinquency percentage	1.55%	1.40%	1.46%
90 days or more:
Principal balance	$74,746	$51,767	$43,773
Delinquency percentage	1.17%	0.87%	0.94%
Bankruptcies (1):
Principal balance	$154,787	$110,846	$94,524
Delinquency percentage	2.42%	1.86%	2.03%
Foreclosures:
Principal balance	$117,776	$121,571	$134,654
Delinquency percentage	1.84%	2.04%	2.89%
Real estate owned (2):
Principal balance	$49,818	$49,699	$37,896
Delinquency percentage	0.78%	0.84%	0.81%
Total seriously delinquent including real estate owned (3) (4)	$442,805	$393,159	$358,779
Total seriously delinquent including real estate owned (3) (4)	6.92%	6.61%	7.69%
Total seriously delinquent excluding real estate owned (4)	$392,987	$343,460	$320,883
Total seriously delinquent excluding real estate owned (4)	6.15%	5.77%	6.88%
Securitization net losses on liquidated loans (5)	$47,377	$46,725	$27,766
Percentage of securitization net losses on liquidated loans (5)	0.74%	0.79%	0.60%
Loss severity on liquidated loans for the 12-month period (6)	41.00%	40.97%	34.31%
Charge-offs (7)	$36,878	$44,442,	$30,914
Percentage of charge-offs	0.58%	0.73%	0.66%
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for December 31, 2005, 2004, and 2003 are $43.3 million, $19.6 million, and $15.2 million, respectively.

(2)
When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of our allowance for loan and interest losses.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $336.5 million, or 5.26% as of December 31, 2005, $308.2 million, or 5.18% as of December 31, 2004 and $291.3 million, or 6.24% as of December 31, 2003. Total seriously delinquent excluding REO using the OTS method would be $286.7 million, or 4.48% as of December 31, 2005, $258.6 million, or 4.34% as of December 31, 2004 and $253.5 million, or 5.43% as of December 31, 2003.

(5)	Securitization net losses on liquidated loans for our portfolio exclude losses relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2004 of $11.1 million.

(6)
Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of

(7)	liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(8)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of securitization net losses on liquidated loans to charge-offs below.

 Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Securitization net losses on liquidated loans	$47,377	$46,725	$27,766
Loan transfers to real estate owned	31,285	35,748	23,218
Realized losses on real estate owned	(37,338)	(37,869)	(21,372)
Timing differences between liquidation and claims processing	(1,196)	(1,511)	2,395
Loss from delinquent loan sale applied to reserve	—	359	250
Basis adjustments applied against loss	—	—	(279)
Interest not advanced on warehouse loans	(484)	(353)	(693)
Other	(2,766)	1,343	(371)
Charge-offs (1)	$36,878	$44,442	$30,914
________________
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Also, as shown by the table below, we are experiencing a decrease in serious delinquent accounts and overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Seriously Delinquent Percentage (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$48,313	$74,450	26.67%	26.19%	$54,312	$44,070
2002 Securitizations	85,851	124,739	19.75%	15.74%	41,972	31,582
2003 Securitizations	74,093	95,312	10.60%	7.46%	15,739	7,509
2004 Securitizations	132,164	79,312	7.54%	2.82%	8,765	998
2005 Securitizations	93,032	—	3.24%	—	1,269	—
Warehouse loans	9,352	19,346	2.13%	2.47%	5,554	4,448
Total	$442,805	$393,159	6.92%	6.61%	$127,611	$88,607
         ________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

  Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $42.9 million, or 152%, to $71.2 million for the year ended December 31, 2005 from $28.3 million for the year ended December 31, 2004. The increase in gross servicing income was primarily the result of the acquisition of additional third-party servicing rights as well as a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees. As our total servicing portfolio grew and LIBOR increased during 2005 as compared to 2004, interest earned on the associated escrow balances increased $15.9 million, or 398%, to $19.9 million for the year ended December 31, 2005 from $4.0 million for the year ended December 31, 2004. These increases were offset by an increase of $25.4 million of amortization and impairment expense of MSRs for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in amortization expense was due to increased prepayment speeds during the year ended December 31, 2005 compared to the year ended December 31, 2004 as well as growth in our servicing portfolio. The increase in the MSR impairment was due to increased prepayment speeds during the year ended December 31, 2005.

        We expect our servicing income, net of amortization and impairment, to increase as we grow our third-party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	Variance
	($ in thousands)
Average third-party servicing portfolio	$18,106,833	$8,022,974	126%
Average owned portfolio	$6,014,635	$5,131,102	17%
Average total servicing portfolio	$24,121,468	$13,154,076	83%
Gross servicing income	$123,833	$55,468	123%
Amortization and impairment	$52,611	$27,208	98%

Servicing fees - third-party portfolio (1)(2)	52	55
Amortization and impairment- third-party portfolio(1)	29	34
Other servicing income - total servicing portfolio(1)(3)	13	9
Servicing income - total servicing portfolio(1)	51	42
___________
(1)	In basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third-party portfolio as well as the owned portfolio.

Derivatives gains (losses) . Derivatives gains (losses) increased $32.9 million to a gain of $32.4 million for the year ended December 31, 2005 from a loss of $0.5 million for the year ended December 31, 2004.  This increase was primarily due to an increase of $20.0 million in the fair value of our derivative instruments and an increase of $13.1 million received in cash settlements, offset by an increase of $0.1 million paid for commissions during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in fair value and cash settlements of our derivatives was due to the increase in projected one-month LIBOR throughout the period.

We expect that accounting for the derivative instruments as non-hedging derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the derivative instruments will result in changes in the fair value of the derivatives being recorded in our consolidated statements of operations.

Operating expenses

Payroll and Related Expenses. Payroll and related expenses increased $3.1 million, or 4%, to $77.4 million for the year ended December 31, 2005 from $74.3 million for the year ended December 31, 2004. Specifically:

•
Salary expense increased $2.6 million, or 5%, to $52.0 million for the year ended December 31, 2005 from $49.4 million for the year ended December 31, 2004, primarily due to an increase in servicing employees which was offset by a decrease in production employees for 2005 compared to 2004 as well as normal merit increases.

•
Bonus expense decreased $3.3 million, or 34%, to $6.5 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004, primarily due to bonus objectives not being achieved.

•
Commission expense decreased $2.3 million, or 10%, to $21.6 million for the year ended December 31, 2005 from $23.9 million for the year ended December 31, 2004, primarily due to decreased mortgage loan production.

•
401(k) company matching expense increased $0.3 million, or 23%, to $1.6 million for the year ended December 31, 2005 from $1.3 million for the year ended December 31, 2004 due to increased participation in our 401(k) plan.

•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $5.8 million, or 20%, to $23.9 million for the year ended December 31, 2005 from $29.7 million for the year ended December 31, 2004, primarily due to decreased mortgage loan production, as well as a decrease in the estimated amount of loan origination costs that are able to be deferred.

General and Administrative Expenses. General and administrative expenses increased $6.5 million, or 11%, to $63.9 million for the year ended December 31, 2005, from $57.4 million for the year ended December 31, 2004. The following factors contributed to the increase in general and administrative expenses:

•	a $3.4 million increase in rent and lease expense, primarily related to our new mortgage loan production facility and second servicing site in Glen Allen, Virgina;
•
a $3.5 million increase in consulting and outside services, primarily relating to expenses incurred in connection with various technology projects as well as additional training expenses for our account executives;

•	a $0.9 million decrease in our deferred direct loan origination costs, primarily due to decreased mortgage loan production and decreased per unit estimates;
•	These increases were partially offset by a decrease of $0.7 million in travel and entertainment expense, and a decrease of $0.6 million of insurance expense.

Income Tax Benefit. We recorded a $5.9 million tax benefit during the year ended December 31, 2005.  The primary driver of this benefit was that our dividends were in excess of our GAAP earnings, which resulted in a tax benefit being recorded, as we will not be subject to tax on the amount of dividends distributed.

During the third quarter of 2005, we recorded a cumulative adjustment to increase income tax benefit and increase deferred tax asset of $3.7 million to correct the amortization of the net prepaid liability created by the tax on intercompany gains and losses related to the sales of mortgage loans and servicing advance receivables from the taxable REIT subsidiary to the qualified REIT subsidiary. We do not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the quarters ended September 30, 2004; December 31, 2004; March 31, 2005; June 30, 2005; and September 30, 2005; as of and for the year ended December 31, 2004; nor is the cumulative adjustment recorded in the third quarter of 2005 material, in the aggregate, to the financial statements as of and for the year ended December 31, 2005. The adjustment had no impact on cash flows, taxable income or the amount of dividends declared for any of these periods.

Reconciliation of GAAP Net Income to Estimated Tax Net Income

      The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the year ended December 31, 2005:

For the year ended December 31, 2005
($ in thousands)
Consolidated GAAP income before taxes, including cumulative effect of change in accounting principle (SFAS 123(R)), adopted on April 1, 2005	$104,758
Estimated tax adjustments:
Plus:
Provision for losses - REIT portfolio	55,660
Elimination of intercompany pre-tax net (income) loss	36,741
Miscellaneous	3,808
Less:
Taxable REIT subsidiary pre-tax net income (loss)	31,962
Hedging income (1)	21,734
Securitized loan adjustments for tax	12,683
Estimated Qualified REIT taxable income	$134,589
Estimated Qualified REIT taxable income per basic common share	$2.70

_______________
(1)	Although we have eliminated the use of hedge accounting under SFAS 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

The estimated REIT taxable income for the year ended December 31, 2005 set forth in the table above is an estimate only and is subject to change until we file our 2005 REIT federal tax returns.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview

Net income increased $38.6 million, or 57%, to $106.3 million for the year ended December 31, 2004 from $67.7 million for the year December 31, 2003. The increase was primarily the result of a decrease in our income tax expense and increased net interest income due to growth in our mortgage loan portfolio, partially offset by an increase in total operating expenses and provision for mortgage loan losses. Due to the higher rated credit quality mix we produced in 2004 and 2003, we saw lower weighted average coupons on our mortgage loan portfolio, and we experienced lower delinquencies in the 2004 and 2003 portfolios compared to the 2002 and 2001 portfolios. In addition, marketplace perception that interest rates would increase in the near future resulted in higher refinance activity, which generated higher prepayment penalty income during 2004 compared to 2003.

Revenues

Total Net Revenues and Gains. Total net revenues and gains increased $37.9 million, or 17%, to $255.0 million for the year ended December 31, 2004 from $217.1 million for the year ended December 31, 2003. The increase in total net revenues and gains was due to (1) an increase in net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio as well as an increase in prepayment penalty income and (2) a decrease in losses relating to our derivatives gains (losses). Our servicing income, net of amortization and impairment, grew 4% for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of higher levels of amortization of our MSRs due to a faster prepayment environment, which offset most of the growth in servicing revenues.

Interest Income. Interest income increased $56.9 million, or 16%, to $407.8 million for the year ended December 31, 2004, from $350.9 million for the year ended December 31, 2003. The increase in interest income was due primarily to: (1) an increase in gross interest income from growth in our mortgage loan portfolio, partially offset by the impact of lower interest rates; and (2) an increase in prepayment penalty income resulting from an increase in the prepayments of mortgage loans held in our owned portfolio. These increases were partially offset by an increase in amortization of yield adjustments for the year ended December 31, 2004.

As shown in the table below, for the year ended December 31, 2004 compared to the year ended December 31, 2003, our interest income increased $70.2 million due to an increase in the size of our mortgage loan portfolio, partially offset by a decrease of $17.4 million as a result of declining interest rates on our mortgage loan portfolio.

Rate/Volume Table For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Change in Rate	Change in Volume	Total Change in Interest Income
(in thousands)
Securitized loans	$(14,223)	$57,358	$43,135
Loans funded by warehouse and repurchase financing	(1,638)	13,246	11,608
Mortgage bonds	(1,557)	(437)	(1,994)
Other	—	22	22
Total	$(17,418)	$70,189	$52,771
Prepayment penalty income	—	—	4,223
			$56,994

The increase in interest income correlates to the growth of our mortgage loan portfolio. Our net mortgage loan portfolio increased $1.4 billion, or 30%, to $6.0 billion as of December 31, 2004 from $4.6 billion as of December 31, 2003. However, this growth was offset partially by the 51 basis point decrease in the gross weighted-average coupon rate due to the increase in the credit grade of our mortgage loan portfolio and the liquidation of higher weighted average coupon loans. Our weighted-average credit score increased to 617 as of December 31, 2004, from 610 as of December 31, 2003. See Item 1, “Business -- Mortgage Loan Portfolio.”

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

Amortization expense of yield adjustments increased $0.6 million, or 2%, to $27.1 million for the year ended December 31, 2004 from $26.5 million for the year ended December 31, 2003. This increase was predominantly caused by the amortization related to the yield adjustments on loans produced during 2003 and 2004, which increased due to the origination and purchase of more mortgage loans. This increase in yield adjustments was offset by a decrease in our premiums paid on loans since 2001, mainly due to a significant increase in higher credit quality mortgage loan production from 2002 to 2004.

The following table presents the average yield on our interest-earning assets for the years ended December 31, 2004, and 2003.

Interest Income Yield Analysis For the Years Ended December 31, 2004 and 2003

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$5,182,719	$399,169	7.70%	$4,214,186	$345,786	8.21%
Less amortization of yield adjustments (1)	—	(27,107)	(0.52)%	—	(26,495)	(0.63)%
	$5,182,719	$372,062	7.18%	$4,214,186	$319,291	7.58%
Add prepayment penalty income	—	35,783	0.69%	—	31,560	0.75%
Total interest-earning assets	$5,182,719	$407,845	7.87%	$4,214,186	$350,851	8.33%
_______________
(1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

Interest Expense. Interest expense increased $32.2 million, or 27%, to $152.5 million for the year ended December 31, 2004 from $120.3 million for the year ended December 31, 2003. The table below presents the total change in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt related to an increase in our loan production. Our interest expense increased $3.3 million as a result of higher interest rates on our interest bearing liabilities and increased $28.9 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Change in Rate	Change in Volume	Total Change in Interest Expense
(in thousands)
Securitization financing	$2,011	$26,509	$28,520
Warehouse and repurchase financing:
Lines of credit	539	1,319	1,858
Repurchase agreements	798	1,441	2,239
Other	—	(412)	(412)
Total	$3,348	$28,857	$32,205

As seen in the table below, the increase in interest expense was primarily related to an increase in the average balance of borrowings of $1.1 billion, or 26%, to $5.4 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of yield adjustments for the year ended December 31, 2004 as well as a decrease in the average yield on certain interest-bearing liabilities. The accretion of yield adjustments decreased $5.6 million, or 17%, to $27.0 million for the year ended December 31, 2004 from $32.6 million for the year ended December 31, 2003. This was due to increased amortization of bond issuance costs as a result of issuing more bonds, which offset the accretion of bond discounts.

Interest Expense Yield Analysis For the Years Ended December 31, 2004 and 2003

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$151,973	$4,057	2.63%	$75,621	$1,895	2.47%
Less compensating balance credits (1)	—	(1,189)	(0.77)%	—	(891)	(1.16)%
Net warehouse financing	$151,973	$2,868	1.86%	$75,621	$1,004	1.31%

Repurchase agreements	332,517	7,251	2.14%	263,320	4,976	1.86%

Securitization financing:
Gross	4,884,442	163,960	3.36%	3,937,608	141,018	3.58%
Less net accretion of yield adjustments (2)	—	(27,034)	(0.55)%	—	(32,613)	(0.83)%
Net securitization financing:	4,884,442	136,926	2.81%	3,937,608	108,405	2.75%

Notes payable	18,011	1,443	8.00%	25,000	2,000	8.00%
Other expenses	—	4,010	—	—	3,908	—
Total interest-bearing liabilities	$5,386,943	$152,498	2.83%	$4,301,549	$120,293	2.80%
______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts and debt issuance costs related to our bonds.

Net Interest Margin. Our net interest margin decreased to 4.93% for the year ended December 31, 2004, from 5.47% for the year ended December 31, 2003. The decline in our net interest margin was primarily attributable to a decrease in our average yield on our mortgage loan portfolio caused by our shift in credit mix to loans with lower weighted average coupons and prepayments of higher coupon loans, as well as to an increase in the cost of our borrowings due to an increase of 128 basis points in one-month LIBOR from 2003 to 2004.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $12.2 million, or 63%, to $31.6 million for the year ended December 31, 2004, from $19.4 million for the year ended December 31, 2003. The increase in the provision was primarily attributable to an increase in delinquencies as the portfolio continues to age. We did not make any significant changes in our reserve methodologies or assumptions during the years ended December 31, 2004 and 2003.

We saw a decrease in delinquency rates and loan loss experience in our owned servicing portfolio for loans produced in 2004 compared to loans produced in 2003 and 2002. We believe this is the result of the credit mix of the loans we originated or purchased in 2004. Our weighted average credit score rose to 621 for the year ended December 31, 2004 from 606 for the year ended December 31, 2002; loans with higher credit scores typically have lower frequency of foreclosure and loss. The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

December 31,
2004	2003	2004	2003
	Seriously Delinquent (1) Outstanding Principal Balance		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$74,450	$118,120	$44,070	$27,661
2002 Securitizations	124,739	172,842	31,582	12,992
2003 Securitizations	95,312	59,924	7,509	433
2004 Securitizations	79,312	—	998	—
Warehouse loans	19,346	7,893	4,448	3,825
Total	$393,159	$358,779	$88,607	$44,911
________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we experienced a decrease in overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. Loss severities increased, which is expected as aged REO properties begin to liquidate, even though property values are presumed to increase.

The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio and is followed by a reconciliation of securitization net losses on liquidated loans to charge-offs.

Delinquency and Loss Experience Of Our Owned Portfolio

	December 31,
	2004	2003
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$5,950,965	$4,665,770
Delinquency (at period end):
30-59 days:
Principal balance	$290,525	$295,754
Delinquency percentage	4.88%	6.34%
60-89 days:
Principal balance	$83,225	$68,019
Delinquency percentage	1.40%	1.46%
90 days or more:
Principal balance	$51,767	$43,773
Delinquency percentage	0.87%	0.94%
Bankruptcies (1):
Principal balance	$110,846	$94,524
Delinquency percentage	1.86%	2.03%
Foreclosures:
Principal balance	$121,571	$134,654
Delinquency percentage	2.04%	2.89%
Real estate owned (2):
Principal balance	$49,699	$37,896
Delinquency percentage	0.84%	0.81%
Total seriously delinquent including real estate owned (3)	$393,159	$358,779
Total seriously delinquent including real estate owned (3)	6.61%	7.69%
Total seriously delinquent excluding real estate owned	$343,460	$320,883
Total seriously delinquent excluding real estate owned	5.77%	6.88%
Securitization net losses on liquidated loans (4)	$46,725	$27,766
Percentage of securitization net losses on liquidated loans (4)	0.79%	0.60%
Loss severity on liquidated loans (5)	40.97%	34.31%
Charge-offs (6)	$44,442	$30,914
Percentage of charge-offs	0.73%	0.66%

__ ______________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for December 31, 2004 and 2003 are $19.6 million and $15.2 million, respectively.

(2)
When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of our allowance for loan and interest losses.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Securitization net losses on liquidated loans for our portfolio exclude losses relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2004 of $11.1 million.

(5)
Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(6)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of securitization net losses on liquidated loans to charge-offs below.

 Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	For the Year Ended December 31,
	2004	2003
	(in thousands)
Securitization net losses on liquidated loans	$46,725	$27,766
Loan transfers to real estate owned	35,748	23,218
Realized losses on real estate owned	(37,869)	(21,372)
Timing differences between liquidation and claims processing	(1,511)	2,395
Loss from delinquent loan sale applied to reserve	359	250
Basis adjustments applied against loss	—	(279)
Interest not advanced on warehouse loans	(353)	(693)
Other	1,343	(371)
Charge-offs (1)	$44,442	$30,914
________________
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

  Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $1.1 million, or 4%, to $28.3 million for the year ended December 31, 2004 from $27.2 million for the year ended December 31, 2003. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third-party servicing rights. This increase was offset by an increase of $19.8 million of amortization and impairment expense of MSRs for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase in MSR amortization expense was due to increased prepayment speeds during 2004 as compared to 2003, as well as our acquisition of additional mortgage servicing rights and the use of discounted projected net servicing income as opposed to undiscounted projected net servicing income as a prospective change in estimate in the first quarter of 2004, which further accelerated amortization expense and was more consistent with the underlying methods used to determine fair value. The increase in the MSR impairment was due to increased prepayment speeds during the year ended December 31, 2004. Information relating to our servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Variance
	($ in thousands)
Average third-party servicing portfolio	$8,022,974	$4,179,976	92%
Average owned portfolio	$5,131,102	$4,103,386	25%
Average total servicing portfolio	$13,154,076	$8,283,362	59%
Gross servicing income	$55,468	$34,622	60%
Amortization and impairment	$27,208	$7,408	267%

Servicing fees - third-party portfolio (1) (2)	55	54
Amortization and impairment- third-party portfolio (1)	34	18
Other servicing income - total servicing portfolio (1)(3)	9	14
Servicing income - total servicing portfolio (1)	42	42
___________
(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third-party portfolio as well as the owned portfolio.

Derivatives gains (losses). Derivatives gains (losses) increased $23.4 million, or 98%, to a loss of $0.5 million for the year ended December 31, 2004 from a loss of $23.9 million for the year ended December 31, 2003.  This increase was primarily due to an increase of $18.8 million in the fair value of our derivative instruments, an increase of $4.1 million received in cash settlements, and an increase of $0.5 million paid for commissions during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in fair value and cash settlements of our derivatives was due to the increase in projected one-month LIBOR throughout the period.

Operating expenses

Payroll and Related Expenses. Payroll and related expenses increased $16.0 million, or 27%, to $74.3 million for the year ended December 31, 2004 from $58.3 million for the year ended December 31, 2003. Specifically:

•	Severance expense increased $1.6 million, or 320%, to $2.1 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003.
•	The severance expense increase was due to the resignation of our President/Chief Operating Officer in June 2004 and the associated provisions contained in his employment agreement relating thereto.
•
Executive compensation plan expense increased $4.6 million, or 1,533%, to $4.9 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003 primarily due to the vesting of all restricted stock units in connection with the REIT conversion.

•
Salary expense increased $3.0 million, or 6%, to $49.4 million for the year ended December 31, 2004 from $46.4 million for the year ended December 31, 2003, primarily because we employed 1,279 predominantly full time employees as of December 31, 2004, compared to1,188 as of December 31, 2003. This increase in employees was due primarily to increased staffing necessary for the third and fourth quarter 2004 servicing portfolio growth. The increase in salary expense was also attributed to normal merit increases granted year over year.

•	Bonus expense increased $4.0 million, or 69%, to $9.8 million for the year ended December 31, 2004 from $5.8 million for the year ended December 31, 2003.
•
Commission expense increased $5.4 million, or 29%, to $23.9 million for the year ended December 31, 2004 from $18.5 million for the year ended December 31, 2003. These increases were due primarily to increased mortgage loan production during the year ended December 31, 2004.

•	Medical benefits increased $1.5 million, or 35%, to $5.8 million for the year ended December 31, 2004 from $4.3 million for the year ended December 1, 2003.
•
401(k) company matching expense increased $0.7 million, or 117%, to $1.3 million for the year ended December 31, 2004 from $0.6 million for the year ended December 31, 2003 due to our increasing of the company match to 4% of the employees’ eligible earnings from 3%.

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

•	a $1.0 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in increased repair and maintenance expense.
•	a $0.9 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in increased rent and lease expense.
•	a $0.4 million increase for the year ended December 31, 2004 compared to the year ended December 31, 2003, in increased conference expense.

Income Tax Expense. We recorded a $5.0 million tax expense during 2004 that included the impact of the structure and formation transactions related to our REIT conversion.  As a result, our tax expense in 2004 was significantly lower than our 2003 tax expense of $40.1 million. This was partially because 90% of our income in the REIT is generally not subject to tax. In addition, our tax expense was reduced due to the write-off of certain deferred tax assets and liabilities that would not be recognized going forward within the REIT structure. The write-off of these deferred items was a one-time benefit.

Business Segment Results

We operate our business through three core business segments: mortgage loan production, portfolio and mortgage loan servicing. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the years ended December 31, 2005, 2004, and 2003. See Note 23 to our audited consolidated financial statements for additional information about the results of our business segments.

Mortgage Loan Production Segment

We evaluate the performance of our mortgage loan production segment based on the production levels of our three business channels. We believe that information about the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. Our mortgage loan production segment is composed of our wholesale, correspondent and retail business channels. We characterize our wholesale and correspondent channels as indirect lending sources and our retail channel as a direct lending source. Through our mortgage loan production segment, we originate and purchase non-conforming residential mortgage loans through relationships with various approved mortgage companies, mortgage brokers, and lenders, and we originate non-conforming residential mortgage loans directly to borrowers through our retail sales centers. We record interest income, interest expense, servicing expense and provision for mortgage loan losses on the mortgage loans held in our mortgage loan production segment prior to the sale of those loans to the portfolio segment. We also collect revenues in our mortgage loan production segment, such as origination and underwriting fees and certain other non-refundable fees, which are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology in our mortgage loan production segment, as well as the reorganization of our wholesale and retail back-end operations into three centralized lending facilities and strategically-located retail sales center locations, we expect to see continued improvements in our loan production efficiency in 2006, although we cannot be certain that we will.

The following discussion highlights changes in our mortgage loan production segment.

Wholesale Channel

Wholesale loan production remained relatively stable at $1.5 billion for the year ended December 31, 2005 compared to the year ended December 31, 2004, and increased $0.3 billion, or 25%, from $1.2 billion for the year ended December 31, 2003. As we have discussed in this report, during 2005 we experienced an intense level of competitive pricing. Our weighted average credit scores decreased 14 points to 616 for the year ended December 31, 2005 from 630 for the year ended December 31, 2004 and decreased 18 points from 634 for the year ended December 31, 2003. We saw an increase in our average balance per loan for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003.

The following table sets forth selected information about our wholesale loan production for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,			Variance
	2005	2004	2003	2005-2003
	($ in thousands)
Loan production	$1,511,806	$1,500,303	$1,174,573	28.71%
Average principal balance per loan	$185	$165	$148	25.00%
Number of loans produced	8,188	9,094	7,946	3.05%
Combined weighted average initial loan to value (LTV)	79.90%	81.02%	80.03%	(0.16)%
Percentage of first mortgage loans owner occupied	92.66%	91.39%	89.53%	3.50%
Percentage with prepayment penalty	59.97%	70.68%	73.31%	(18.20)%
Weighted average credit score (1)	616	630	634	18 points
Percentage fixed rate mortgage loans	12.49%	19.81%	27.98%	(55.36)%
Percentage adjustable rate mortgage loans	87.51%	80.19%	72.02%	21.51%
Weighted average interest rate:
Total	7.41%	7.09%	7.66%	(25) basis points
Fixed rate mortgage loans	8.29%	8.09%	8.36%	(7) basis points
Adjustable rate mortgage loans	7.28%	6.84%	7.39%	(11) basis points
Gross margin - adjustable rate mortgage loans (2)	5.89%	5.69%	4.94%	95 basis points
Average number of account executives	118	128	132	(9.09)%
Average volume per account executive	$12,812	$11,721	$8,898	43.99%
Average loans produced per account executive	69	71	60	15.00%
Number of funding days	251	253	252	(1) day
Average volume per funding day	$6,023	$5,930	$4,661	29.22%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Correspondent Channel

Over the three-year period from January 1, 2003 through December 31, 2005, we generally saw an increase in our flow production. Our 2005 bulk production was relatively stable compared to our 2004 bulk production and declined 10% compared to our 2003 bulk production. The decreasing interest rate environment of 2004 brought a number of new investors into the bulk loan market, which increased competition and caused pricing to escalate to levels that would not provide us with an adequate return on investment in the bulk market. In 2005, these pricing pressures remained despite a slightly increasing interest rate environment. We maintained our pricing discipline in the bulk market, which resulted in a decline in our bulk production, and concentrated our efforts on increasing flow production. We believe, however, that, in recent periods, sales of mortgage loans through securitization have been more profitable than whole loan sales and that this presents us with an opportunity to increase our bulk purchases of mortgage loans and to securitize such loans at a price higher than the price we paid to acquire them, while retaining the servicing rights for the loans. Therefore, although we continue to seek to buy a substantial portion of the mortgage loans we purchase from correspondent lenders on an individual basis under the flow-delivery method, we expect bulk purchases to become a more significant portion of our mortgage loan production in 2006 than it has been in the past.

Our weighted average credit scores for correspondent bulk production loans decreased 4 points to 600 for the year ended December 31, 2005 from 604 for the year ended December 31, 2004, and increased 29 points from 571 for the year ended December 31, 2003. Because higher credit quality loans generally mean lower weighted average coupon rates, our 2005 bulk loan production had higher weighted average interest rates than our 2004 bulk loan production and lower weighted average interest rates than our 2003 bulk loan production. We saw an increase in our average balance per loan for correspondent bulk production loans for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. We also saw declines in the percentage of our bulk production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,			Variance
	2005	2004	2003	2005-2003
	($ in thousands)
Loan production - bulk	$185,849	$182,179	$205,372	(9.51)%
Average principal balance per loan	$194	$171	$142	36.62%
Number of loans produced	959	1,067	1,443	(33.54)%
Combined weighted average initial LTV	78.40%	79.48%	81.18%	(3.42)%
Percentage of first mortgage loans owner occupied	95.69%	98.01%	96.64%	(0.98)%
Percentage with prepayment penalty	79.14%	80.44%	92.13%	(14.10)%
Weighted average credit score (1)	600	604	571	29 points
Percentage fixed rate mortgage loans	14.74%	22.63%	22.48%	(34.43)%
Percentage adjustable rate mortgage loans	85.26%	77.37%	77.52%	9.98%
Weighted average interest rate:
Total	7.61%	7.25%	8.46%	(85) basis points
Fixed rate mortgage loans	7.47%	7.24%	8.43%	(96) basis points
Adjustable rate mortgage loans	7.63%	7.25%	8.46%	(83) basis points
Gross margin - adjustable rate mortgage loans (2)	6.21%	6.00%	6.62%	(41) basis points
Number of funding days	251	253	252	(1) day
Average volume per funding day	$740	$720	$815	(9.20)%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Correspondent flow loan production increased $90.7 million, or 11%, to $938.1 million for the year ended December 31, 2005 from $847.4 million for the year ended December 31, 2004, and increased $237.8 million, or 34%, from $700.3 million for the year ended December 31, 2003. We saw an 11% increase in the number of loans produced for the year ended December 31, 2005 compared to the year ended December 31, 2004. Our weighted average credit scores for correspondent flow production loans decreased to 614 for the year ended December 31, 2005 from 623 for the year ended December 31, 2004 and increased from 606 for the year ended December 31, 2003. The percentage of our correspondent flow production consisting of fixed-rate mortgage loans decreased 35% in 2005 compared to 2004, while the percentage consisting of adjustable-rate mortgage loans increased 10% in 2005 compared to 2004. The percentage of our correspondent flow production consisting of fixed-rate mortgage loans decreased almost 25% in 2004 from 2003, while the percentage consisting of adjustable-rate mortgage loans increased 11% in 2004 from 2003. In 2005, we experienced a significant increase in our weighted average coupon rate for fixed-rate mortgage loans in correspondent flow production loans compared to 2004 and 2003. The weighted average coupon rate for adjustable-rate mortgage loans rose slightly in 2005 compared to 2004 but decreased 8% compared to 2003. We also saw declines in the percentage of correspondent flow loan production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,			Variance
	2005	2004	2003	2005-2003
	($ in thousands)
Loan production - flow	$938,056	$847,350	$700,340	33.94%
Average principal balance per loan	$174	$174	$158	10.13%
Number of loans produced	5,393	4,879	4,446	21.30%
Combined weighted average initial LTV	78.42%	79.58%	78.82%	(0.51)%
Percentage of first mortgage loans owner occupied	93.36%	92.82%	94.15%	(0.84)%
Percentage with prepayment penalty	66.11%	74.49%	79.26%	(16.59)%
Weighted average credit score (1)	614	623	606	8 points
Percentage fixed rate mortgage loans	15.12%	23.11%	30.64%	(50.65)%
Percentage adjustable rate mortgage loans	84.88%	76.89%	69.36%	22.38%
Weighted average interest rate:
Total	7.47%	7.17%	7.96%	(49) basis points
Fixed rate mortgage loans	8.29%	7.94%	8.06%	23 basis points
Adjustable rate mortgage loans	7.32%	6.94%	7.92%	(60) basis points
Gross margin - adjustable rate mortgage loans (2)	5.70%	4.84%	5.00%	70 basis points
Number of funding days	251	253	252	(1) day
Average volume per funding day	$3,737	$3,349	$2,779	34.47%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table sets forth selected information about our sales representatives in the correspondent channel for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,			Variance
	2005	2004	2003	2005-2003
	($ in thousands)
Loan production - bulk	$185,849	$182,179	$205,372	(9.51)%
Loan production - flow	$938,056	$847,350	$700,340	33.94%
Total loan production	$1,123,905	$1,029,529	$905,712	24.09%
Number of loans produced	6,352	5,946	5,889	7.86%
Average number of sales representatives	10	8	6	66.67%
Volume per sales representative	$112,391	$128,691	$150,952	(25.55)%
Loan production per sales representative	635	743	982	(35.34)%
Number of funding days	251	253	252	(1) day
Average volume per funding day	$4,478	$4,069	$3,594	24.60%

Retail Channel

Retail originations decreased $251.5 million, or 26%, to $713.3 million for the year ended December 31, 2005 from $964.8 million for the year ended December 31, 2004, and decreased $49.4 million, or 6%, from $762.7 million for the year ended December 31, 2003. The number of retail loans originated also decreased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. This was primarily the result of the closure or sale of a significant number of our retail branches during 2005, as well as the intense competitive pressures existing in the marketplace during 2005. However, we believe we have become more efficient in our retail channel, as demonstrated by the increase in our number of loans originated per loan officer and in our volume of loans originated per loan officer for 2005 as compared to 2004 and 2003, and we expect to see continued efficiencies in the retail channel in 2006. This increased efficiency was mainly the result of our closing of retail branches that were originating loans inefficiently and the reorganization of our retail channel operations into a centralized lending model.

For the year ended December 31, 2005 compared to the year ended December 31, 2004, we experienced an increase in the production of fixed-rate retail loans while our production of adjustable-rate retail mortgage loans decreased. In 2005, the weighted average interest rates on both fixed- and adjustable-rate retail mortgage loans increased compared to 2004. We also saw declines in the percentage of our retail production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about our retail loan originations for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,			Variance
	2005	2004	2003	2005-2003
	($ in thousands)
Loan originations	$713,324	$964,760	$762,657	(6.47)%
Average principal balance per loan	$139	$130	$130	6.92
Number of loans originated	5,142	7,433	5,865	(12.33)%
Combined weighted average initial LTV	78.13%	79.81%	79.11%	(1.24)%
Percentage of first mortgage loans owner occupied	96.79%	96.18%	94.33%	2.61%
Percentage with prepayment penalty	62.59%	64.68%	63.31%	(1.14)%
Weighted average credit score (1)	615	613	617	(2) points
Percentage fixed rate mortgage loans	53.16%	49.48%	59.51%	(10.67)%
Percentage adjustable rate mortgage loans	46.84%	50.52%	43.49%	7.70%
Weighted average interest rate:
Total	7.38%	7.11%	7.41%	(3) basis points
Fixed rate mortgage loans	7.34%	7.11%	7.31%	3 basis points
Adjustable rate mortgage loans	7.42%	7.12%	7.55%	(13) basis points
Gross margin - adjustable rate mortgage loans (2)	6.34%	6.09%	5.66%	68 basis points
Average number of loan officers	145	219	231	(37.23)%
Volume per loan officer	$4,919	$4,405	$3,302	48.97%
Loans originated per loan officer[	35	34	25	40.00%
Number of funding days	251	253	252	(1) day
Average volume per funding day	$2,842	$3,813	$3,026	(6.08)%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

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

Because our called loan purchases represent a more seasoned portfolio than the new production we have generated through our wholesale, correspondent, and retail channels, we have provided data below regarding the characteristics of our called loan production for the periods indicated. We did not call any loans in 2005 and 2003. The following table sets forth selected information about our called loans for the year ended December 31, 2004:

2004
($ in thousands)
Called loans purchased	$270,036
Average principal balance per loan	$71
Number of loans called	3,788
Combined weighted average initial LTV	79.13%
Percentage of first mortgage loans owner occupied	90.97%
Percentage with prepayment penalty	1.60%
Weighted average credit score (1)	601
Percentage fixed rate mortgage loans	68.31%
Percentage adjustable rate mortgage loans	31.69%
Weighted average interest rate:
Total	9.77%
Fixed rate mortgage loans	9.75%
Adjustable rate mortgage loans	9.83%
Gross margin - adjustable rate mortgage loans (2)	6.20%
_______________
(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon initial credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Portfolio Segment

In our portfolio segment, we use our equity capital and borrowed funds to invest in our mortgage loan portfolio to produce net interest income. We conduct certain mortgage loan table funding activities through our qualified REIT subsidiary in our portfolio segment. We also record servicing expense associated with servicing our mortgage loan portfolio in our portfolio segment. We evaluate the performance of our portfolio segment based on total net revenues and gains. Total net revenues and gains for the portfolio segment decreased $38.6 million, or 21%, to $141.8 million for the year ended December 31, 2005 from $180.4 million for the year ended December 31, 2004. Total net revenues and gains for the portfolio segment increased $14.3 million, or 9%, to $180.4 million for the year ended December 31, 2004 compared to $166.1 million for the year ended December 31, 2003. The change in total net revenues and gains in 2005 compared to 2004 and 2003 was primarily due to the volatility in derivative gains (losses) during those periods. Further details regarding our mortgage loan portfolio are discussed in Item 1, “Business - Mortgage Loan Portfolio.”

Mortgage Loan Servicing Segment

We service mortgage loans in our mortgage loan servicing segment, seeking to ensure that loans are repaid in accordance with their terms. We evaluate the performance of our servicing segment based on servicing income, net of amortization and impairment; cost to service a loan; and delinquency levels. We believe these measures assist investors by allowing them to evaluate the performance of our servicing segment. The following discussion highlights changes in our servicing segment for the periods indicated.

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. For the year ended December 31, 2005, we purchased the rights to service $12.4 billion in unpaid principal balance of third-party mortgage loans. For the year ended December 31, 2004, we purchased the rights to service $11.5 billion in unpaid principal balance of third-party mortgage loans.

We serviced 162,947 loans with a principal balance of $24.8 billion, consisting of 119,311 loans with a principal balance of $18.4 billion serviced for third-parties and 43,636 loans with a principal balance of $6.4 billion related to our owned portfolio as of December 31, 2005. We serviced 134,139 loans with a principal balance of $20.2 billion, consisting of 91,322 loans with a principal balance of $14.2 billion serviced for third-parties and 42,817 loans with a principal balance of $6.0 billion related to our owned portfolio as of December 31, 2004.

Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $4.6 billion, or 23%, to $24.8 billion as of December 31, 2005 from $20.2 billion as of December 31, 2004. The increase was due primarily to the origination and purchase of $3.3 billion of mortgage loans as well as the acquisition of servicing rights related to $12.4 billion of mortgage loans owned by non-affiliated companies during the year ended December 31, 2005. This increase was partially offset by prepayments and losses totaling $10.7 billion during the year ended December 31, 2005. Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $10.3 billion, or 104%, to $20.2 billion as of December 31, 2004, from $9.9 billion as of December 31, 2003. The increase was due primarily to the origination and purchase of $3.8 billion of mortgage loans as well as the acquisition of servicing rights related to $11.5 billion of mortgage loans owned by non-affiliated companies during the year ended December 31, 2004. This increase was partially offset by prepayments and losses totaling $5.3 billion during the year ended December 31, 2004.

We believe we can continue to grow our mortgage loan servicing portfolio because the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. We believe this has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties. We anticipate purchasing third-party servicing rights for an additional $3.9 billion of mortgage loans during the first quarter of 2006, of which $3.0 billion were purchased through February 2006 for $23.5 million.

Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced an increase in seriously delinquent accounts for our total servicing portfolio to 7.92% for the year ended December 31, 2005 from 5.26% for the year ended December 31, 2004, and a decrease from 8.89% for the year ended December 31, 2003. In 2005, we saw a rise in delinquency levels in our total servicing portfolio due primarily to the aging of the portfolio. This rise was also due in part to the economic impact of natural disasters such as Hurricane Katrina. Higher delinquencies on our third-party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs and will cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the total mortgage loan portfolio we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	December 31,
	2005	2004	2003
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$24,760,770	$20,165,942	$9,899,523
Delinquency (at period end):
30-59 days:
Principal balance	$1,442,450	$956,478	$605,980
Delinquency percentage	5.83%	4.74%	6.12%
60-89 days:
Principal balance	$465,173	$247,863	$138,253
Delinquency percentage	1.88%	1.23%	1.40%
90 days or more:
Principal balance	$391,147	$172,124	$96,388
Delinquency percentage	1.58%	0.85%	0.97%
Bankruptcies (2):
Principal balance	$491,243	$279,331	$300,282
Delinquency percentage	1.98%	1.39%	3.03%
Foreclosures:
Principal balance	$595,905	$314,253	$298,658
Delinquency percentage	2.41%	1.56%	3.02%
Real estate owned:
Principal balance	$187,449	$107,939	$107,202
Delinquency percentage	0.76%	0.54%	1.08%
Total seriously delinquent including real estate owned (3)(4)	$1,961,302	$1,061,368	$880,242
Total seriously delinquent including real estate owned (3)(4)	7.92%	5.26%	8.89%
Total seriously delinquent excluding real estate owned(3)(4)	$1,773,853	$953,429	$773,040
Total seriously delinquent excluding real estate owned(3)(4)	7.16%	4.73%	7.81%
Securitization net losses on liquidated loans (5)	$109,630	$103,871	$107,646
Percentage of securitization net losses on liquidated loans	0.44%	0.52%	1.09%
Loss severity on liquidated loans for the 12-month period (6)	38.54%	46.18%	42.03%

________________
(1)	Includes all loans we service.

(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2005, 2004, and 2003 are $133.5 million, $47.5 million, and $43.7 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $1.5 billion, or 5.97%, as of December 31, 2005, $805.5 million, or 3.99%, as of December 31, 2004 and $737.3 million, or 7.45%, as of December 31, 2003. Total seriously delinquent excluding REO using the OTS method would be $1.3 billion, or 5.21%, as of December 31, 2005, $697.5 million, or 3.46%, as of December 31, 2004 and $630.2 million, or 6.37%, as of December 31, 2003..

(5)	Securitization net losses on liquidated loans exclude losses relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2004 of $11.1 million.

(6)
Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Losses by Year Funded (1)(2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$9,162	1%	1.94%	31.48%
1997	$1,769,538	$37,980	2%	3.24%	38.97%
1998	$2,084,718	$84,385	4%	4.10%	39.55%
1999	$2,381,387	$171,718	7%	5.12%	41.89%
2000	$2,078,637	$186,060	9%	5.60%	44.16%
2001	$499,879	$54,386	11%	3.72%	44.87%
Post-divestiture:
2001	$1,833,357	$229,411	13%	3.80%	41.17%
2002	$2,484,074	$408,688	16%	1.64%	36.90%
2003	$2,842,942	$824,126	29%	0.43%	26.50%
2004	$3,764,628	$1,968,754	52%	0.08%	22.32%
2005	$3,349,035	$2,701,444	81%	—	14.95%
_________________

(1)	Includes loans originated or purchased by our predecessor and us.

(2)	As of December 31, 2005.

(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(4)	Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(5)	Loss severity amounts are cumulative for each respective funded year.

Financial Condition

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.4 billion, or 7%, to $6.4 billion as of December 31, 2005 from $6.0 billion as of December 31, 2004. This increase was the result of the origination and purchase of $3.3 billion of mortgage loans partially offset by principal payments of $2.5 billion and loan sales of $0.3 billion. A detailed discussion of our portfolio characteristics is discussed in Item 1, “Business, -- Mortgage Loan Portfolio.”

Allowance for Loan Losses. Allowance for loan losses increased $11.7 million, or 47%, to $36.6 million as of December 31, 2005 from $24.9 million as of December 31, 2004. This increase was due to a 19% increase in delinquencies and damage to properties sustained from Hurricane Katrina.

Mortgage Servicing Rights, Net. Mortgage servicing rights (MSRs), net increased $30.7 million, or 31%, to $129.7 million as of December 31, 2005 from $99.0 million as of December 31, 2004. This increase was primarily due to purchases of $83.4 million of rights to service $12.4 billion of mortgage loans during the year ended December 31, 2005. The increase in MSRs was partially offset by amortization of servicing rights of $48.2 million during 2005, which was higher than the amortization of servicing rights in 2004 due to growth in our servicing portfolio as well as an increase in prepayment speeds. Also, a temporary impairment of $4.4 million and a permanent impairment of $3.4 million in 2005 further offset the increase. The impairment of MSRs was primarily the result of increased prepayment speeds during 2005 on mortgage loans in certain aged third-party servicing portfolios. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices.

Servicing Related Advances. Servicing related advances increased $75.5 million, or 69%, to $185.3 million as of December 31, 2005 from $109.8 million as of December 31, 2004. The increase was primarily due to the increase in our third-party servicing balances, an increase in delinquencies in the third-party servicing pools, and increased delinquencies related to Hurricane Katrina.

Trustee Receivable. Trustee receivable increased $23.9 million, or 21%, to $136.0 million as of December 31, 2005 from $112.1 million as of December 31, 2004. The increase was primarily due to the completion of four securitizations during 2005, as well as increased collections after the applicable trust cut-off date. On each payment date, the trust distributes securitization loan payments to the related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets decreased $15.4 million, or 18%, to $68.5 million as of December 31, 2005 from $83.9 million as of December 31, 2004. The decrease in other assets was primarily due to a decrease of $22.1 million in current tax receivable relating to our receipt of tax refunds for prior periods. Additionally, there was a decrease of $1.9 million in bond issuance costs, offset by an increase in property and equipment, net of $4.8 million.

Warehouse Financing. Warehouse financing, which includes borrowings under our warehouse lines of credit and repurchase agreement facilities, decreased $222.5 million, or 37%, to $378.1 million as of December 31, 2005 from $600.6 million as of December 31, 2004. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and in relation to our mortgage loan production volumes.

Securitization Financing. Securitization financing increased $0.9 billion, or 17%, to $6.2 billion as of December 31, 2005 from $5.3 billion as of December 31, 2004. This increase resulted primarily from the execution of four asset-backed securitizations, which resulted in bond issuances in the amount of $3.5 billion during 2005. This increase was primarily offset by bond payments of $2.6 billion. In general, we expect increases in our securitization financing as we experience increases in mortgage loan production and continue to securitize our mortgage loans.

Shareholders’ Equity. Shareholders’ equity increased $6.0 million, or 1%, to $593.1 million as of December 31, 2005, from $587.1 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to (1) net income of $110.7 million, (2) additional paid-in capital of $2.2 million relating to the issuance of common stock, (3) compensation expense related to restricted stock units of $3.2 million, and (4) a share-based compensation tax benefit of $3.5 million, all of which was partially offset by the declaration of $113.6 million in dividends.

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

Liquidity and Capital Resources

Cash decreased by $6.8 million during the year ended December 31, 2005. The overall change in cash consisted of the following:

	For the Years Ended December 31,
	2005	2004
	(in thousands)
Cash provided by operations	$149,273	$98,263
Cash used by investing activities	(745,325)	(1,461,616)
Cash provided by financing activities	589,253	1,370,960
Increase (decrease) in cash	$(6,799)	$7,607

Operating Activities. Cash provided by operations increased $51.0 million, or 52%, to $149.3 million for the year ended December 31, 2005 from $98.3 million for the year ended December 31, 2004. This change was the result of increased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and provision for mortgage loan losses. Our earnings are primarily from net interest income, servicing income, and derivative gains, offset by general and administrative expenses, derivative losses and income tax expense. Further details are discussed in “ -- Consolidated Results.”

Investing Activities. Cash used for investing activities decreased $0.8 billion, or 53%, to $0.7 billion for the year ended December 31, 2005 from $1.5 billion for the year ended December 31, 2004. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans totaled $3.4 billion for the year ended December 31, 2005. In addition, MSRs were purchased totaling $83.4 million. These decreases to cash were partially offset by principal payments received on our mortgage loan portfolio of $2.5 billion and mortgage loan and REO sales to third parties of $0.3 billion. Capital expenditures during the year ended December 31, 2005 were $11.2 million and related primarily to computer equipment and leasehold improvements for the new mortgage loan origination facility and second servicing site as well as various information technology enhancements.

Restricted cash increased $146.0 million to $147.5 million at December 31, 2005 from $1.5 million at December 31, 2004 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a trust account and made available once all required mortgage loans have been included in the securitization. During the fourth quarter of 2005, the SAST 2005-4 securitization was closed, requiring a prefunding settlement. Because settlement had not occurred as of December 31, 2005, restricted cash increased.

Financing Activities. Cash provided by financing activities decreased $0.8 billion, or 57%, to $0.6 billion for the year ended December 31, 2005 from $1.4 billion for the year ended December 31, 2004. Cash provided by financing activities in 2005 primarily consisted of proceeds received from the issuance of securitizations of $3.7 billion. These proceeds were partially offset by principal payments on securitization financing of $2.7 billion and repayment of warehouse and repurchase financing of $0.2 billion. Fluctuations in warehouse, repurchase and securitization financing from period to period can occur due to the timing of securitizations and the related repayment of the warehouse and repurchase financings.

Dividends. During 2005, our Board of Directors declared quarterly regular dividends in the aggregate amount of $2.10 per share and a special dividend of $0.14 per share payable to shareholders of record at various dates during 2005. The regular and special dividends declared in the fourth quarter of 2005, in the aggregate amount of $32.5 million, were paid on January 11, 2006. During 2004, our Board of Directors declared a special dividend of $1.72 and a fourth quarter regular dividend of $0.58 per share of common stock payable to shareholders of record on December 23, 2004. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default or that would inhibit our ability to fund operations and capital commitments for the next 12 months.

Working Capital

We would use working capital to fund the cash flow needs of our operations in the event we were unable to generate sufficient cash flows from operations to cover our operating requirements. Under the commonly defined working capital definition, we calculated our working capital as of December 31, 2005 to be $282.9 million. Using our definition of working capital, we calculated our working capital as of December 31, 2005 to be $138.9 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - December 31, 2005	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$6,053	$6,053
Borrowing availability	75,198	—
Trustee receivable	—	135,957
Accrued interest receivable	—	38,182
Accrued interest payable	—	(8,357)
Unsecuritized mortgage loans - payments less than one year	212,003	444,918
Warehouse financing - payments less than one year	(154,339)	(154,339)
Repurchase financing - payments less than one year	—	(223,805)
Servicing advances	—	185,297
Financed advances - payments less than one year	—	(110,929)
Securitized loans - payments less than one year	—	2,370,540
Securitized financing - payments less than one year	—	(2,400,597)
Total	$138,915	$282,920

Financing Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We rely upon several counterparties to provide us with financing facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances and servicing rights. Our ability to fund current operations and accumulate loans for securitization depends upon our ability to secure these types of short-term financing on acceptable terms.

To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts, mortgage bonds and mortgage servicing rights.

Committed Facilities

Under certain of our warehouse lines of credit and repurchase facilities, we obtain advances of less than 100% of the principal balance of the mortgage loans, requiring us to use working capital to fund the remaining portion of the principal balance of the mortgage loans. Some of our warehouse lines of credit and repurchase facilities contain sub-limits that provide us with the ability to finance assets such as non-performing loans, mortgage bonds, mortgage servicing rights, advances that are required by our mortgage servicing contracts and “wet” loans. “Wet” loans are mortgage loans for which the collateral custodian has not yet received the related loan documentation.

Under our warehouse lines of credit and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain events, such as a mortgage loan which is in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in a mortgage loan’s documentation. In addition, our facilities contain terms requiring principal repayment if a loan remains on the line longer than a contractual period of time from the date of funding or on the maturity date of the facility.

Interest on our warehouse lines of credit and repurchase facilities is based on a margin over the London Interbank Offered Rate, or LIBOR, with the margin above LIBOR varying by facility and depending on the type of asset that is being financed. Dry funded loans carry the lowest rate and mortgage servicing rights carry the highest rate.

Loans, mortgage bonds and mortgage servicing rights financed under our warehouse lines of credit and repurchase facilities are subject to changes in market valuation and margin calls. The market value of our loans, mortgage bonds and mortgage servicing rights depends on a variety of economic conditions, including interest rates and demand for our asset-backed securities. To the extent the value of the loans, mortgage bonds or mortgage servicing rights declines significantly, we would be required to repay portions of the amounts we have borrowed.

As of December 31, 2005, we had committed revolving warehouse and repurchase facilities in the amount of $1.7 billion. The table below summarizes our facilities and their expiration dates as of December 31, 2005. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JPMorgan Chase Bank, N.A.	$375,000	March 29, 2006
Greenwich Capital Financial Products, Inc.	300,000	September 28, 2006
Bank of America, N.A.	300,000	June 22, 2006
CS First Boston Mortgage Capital, LLC	300,000	April 28, 2006
Merrill Lynch Bank USA	400,000	November 20, 2006
Total committed facilities	$1,675,000

Our JP Morgan Chase Bank, N.A. $375 million warehouse facility was amended on February 28, 2006, to extend the termination date of the facility to May 25, 2006.

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

We had $378.1 million of warehouse and repurchase borrowings collateralized by residential mortgage loans and mortgage bonds outstanding as of December 31, 2005. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $378.1 million we had outstanding as of December 31, 2005, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including, without limitation, tests relating to our tangible net worth and liquidity, leverage requirements and restrictions on guarantees and the granting of liens. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. We do not believe that these existing financial covenants currently restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. See “Risk Factors - Federal Income Tax Risks Related to Our Qualification as a REIT - Actions we take to satisfy the requirements applicable to REITs, or our failure to satisfy such requirements, could have an adverse effect on our financial condition.” We were in compliance with all covenants under the agreements for the year ended December 31, 2005.

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

Generally, we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows relating to the assets specifically collateralizing the debt.

Servicing Advance Facility. As of December 31, 2005 we had $195.9 million of borrowings outstanding and an additional $34.1 million of available borrowing capacity under a facility that allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third-party servicing contracts.

During 2005, our servicing advance facility issued a new series of notes, called the Series 2005-A Notes. These notes include two classes, which replaced two retired classes of the original Series 2004-1 Notes and increased the total borrowing capacity of the facility. The Series 2005-A Notes include a class of term notes with a face value of $85.0 million and a class of variable funding notes with a maximum face value of $90.0 million. The Series 2004-1 Notes have one remaining class outstanding, term notes with a face value of $55.0 million.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the year ended December 31, 2005.

As of December 31, 2005, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was $6.2 billion.

On March 16, 2006, the maximum face value of the variable funding notes related to the Series 2005-A Notes was increased from $90.0 million to $145.0 million. As a result, the total borrowing capacity of our servicing advance facility increased from $230.0 million to $285.0 million.

Off-Balance Sheet Items and Contractual Obligations

Off-Balance Sheet Items

Prior to July 6, 2001, our predecessor sold mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. All such residual interests were retained by Dominion Capital in connection with our July 6, 2001 acquisition of the issued and outstanding shares of capital stock of our predecessor from Dominion Capital. Mortgage loans with an unpaid principal balance of $391.9 million that were securitized in off-balance sheet transactions by our predecessor from May 1996 to July 5, 2001 were still outstanding as of December 31, 2005. In connection with those loans and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of December 31, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any loans from any securitizations, or to provide any such indemnification to any party.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. We accrue an estimate for the fair value of those obligations. Our subsidiaries are also subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of December 31, 2005 and 2004, the liability recorded for premium recapture expenses and for obligations to repurchase mortgage loans was $0.4 million and $0.1 million, respectively and was included within gain on sale of assets in the consolidated statements of operations.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of $262.6 million and $240.3 million as of December 31, 2005 and December 31, 2004, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of December 31, 2005 and December 31, 2004 totaled $72.9 million and $22.7 million, respectively. In 2005, we began lease payments for our new mortgage loan production facility and second servicing site in Glen Allen, Virginia. Additionally, the term of our lease agreement for our principal executive facility has been extended to correspond to the term of our lease agreement for our new mortgage loan production facility and second servicing site, which terminates in the third quarter of 2017.

We are committed to purchasing third-party servicing rights of an additional $3.9 billion unpaid principal balance of third-party mortgage loans during the first quarter of 2006, of which $3.0 billion had been purchased as of February 2006 for $23.5 million.

The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2005.

Payments Due by Period ($ in thousands)
Contractual Obligations - As of December 31, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Warehouse financing facility - line of credit	$154,339	$154,339	$—	$—	$—
Repurchase agreements	223,805	223,805	—	—	—
Securitization financing (1)	6,740,009	2,770,929	2,988,970	980,110	—
Purchase obligations (2)	271,424	267,115	4,309	—	—
Operating leases	67,524	11,015	16,175	14,171	26,163
Total contractual cash obligations	$7,457,101	$3,427,203	$3,009,454	$994,281	$26,163
________________
(1)
Amounts listed are bond and certificate payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral and servicing advances using historical prepayment speeds. Interest obligations on our variable-rate long-term debt are based on the 1-month LIBOR forward curve at December 31, 2005.

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

Other Matters

Related Party Transactions

As of December 31, 2005 and December 31, 2004, we had $6.1 million and $9.1 million, respectively, of unpaid principal balances within our mortgage loan portfolio related to mortgage loans originated for our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 to 50 basis points from the market rate. As of December 1, 2002, we ceased to renew or make new loans to our executive officers or directors. As of October 3, 2005, we no longer renew or make any new loans to any of our employees. We have never made loans to any of our outside directors.

On June 16, 2005, we purchased the home of W. Michael Head, our Vice President and Director of Human Capital, and his wife for $0.5 million, in connection with Mr. Head’s hiring by us and relocation to Richmond, Virginia. We determined the purchase price based on the lower of the price at which the property was listed for sale, and the market value as determined by a licensed appraiser, which determination was approved by senior management at the time. At December 31, 2005, the home was for sale at a listing price of $0.4 million, and was recorded at its net realizable value of $0.4 million on our consolidated balance sheets.

Impact of New Accounting Standards

The Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) are required to apply Statement 123R as of the first interim or annual reporting period of fiscal years beginning after June 15, 2005. Early adoption of the statement was encouraged. Effective September 13, 2004, upon shareholder approval of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units immediately vested. In connection with the accelerated vesting of the options, we recorded compensation expense for all options outstanding as of September 13, 2004. (See Note 1(o) and Note 17 to the consolidated financial statements appearing elsewhere in this report for more information.) As a result, the adoption of FASB 123(R) on April 1, 2005 did not have a material impact on our financial position, results of operations, or cash flows.

The FASB issued FASB Statement No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted FASB 153 on January 1, 2006. At this time, we do not expect to have a material impact from this statement.

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We acquire loans through our correspondent channel and through the exercise of clean-up call options. Because we acquire newly originated loans through our correspondent channel, such loans do not show evidence of having deteriorated in terms of credit quality, and the adoption of SOP 03-3 on January 1, 2005 did not have a material effect on our financial condition, results of operations, or liquidity with respect to these loans. For loans acquired through the exercise of clean-up call options, there was no impact as a result of the adoption of SOP 03-3 as no clean-up calls were exercised during 2005.

At an Emerging Issues Task Force, or EITF, meeting held on March 17-18, 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. An impairment exists when the carrying amount of an asset exceeds its fair value and is determined to be other-than-temporary. In September 2004, the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay did not suspend the requirements to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements were effective for reporting periods beginning after June 15, 2004. In November 2005, the Financial Accounting Standards Board issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1. This FSP resolved the accounting controversy generated by EITF 03-1 and reverts to other-than-temporary impairment guidance that pre-dated the original effective date of EITF 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of EITF 03-1 on January 1, 2005 did not have a material effect on our financial condition or results of operations. We adopted FSP FAS 115-1 and FAS 124-1 on January 1, 2006. At this time, we do not expect to have a material impact from this statement.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement in the rare instance that a new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that the cumulative effect of a voluntary change to a new accounting pronouncement be recognized in net income for the period of the change. FASB Statement No. 154 now requires retrospective application of a voluntary change in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Reporting the correction of an error in previously issued financial statements and a change in accounting estimate is carried forward from the guidance provided in APB Opinion 20. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted FASB 154 on January 1, 2006. At this time, we do not expect to have a material impact from this statement.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments, which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, management has not yet assessed the impact of the implementation of this statement.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. At this time, management has not yet assessed the impact of the implementation of this statement.

Effect of Inflation

Our consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2005, 2004 and 2003. Unlike the assets and liabilities of industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, as interest rates tend to increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgage loans, which in turn may adversely affect our yield and subsequently the value of our mortgage loan portfolio. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Management of Interest Rate Risk.”

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

Short-term Financing. Short-term financing exists from the time mortgage loans are originated until they are securitized. Our short-term financings, or warehouse and repurchase borrowings, are dependent upon floating LIBOR rates with a one-month maturity. Because nearly all of the collateral backing these financings have an initial fixed interest rate, and the financing instruments are subject to monthly changes in LIBOR, our net interest income is subject to fluctuations.

Long-term Financing. Long-term financing is typically extended through an asset securitization structure. This structure can have financing terms that may be fixed for the life of the financing or subject to changes in LIBOR rates, as described in the paragraph above.

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

Since our net interest income is subject to fluctuating LIBOR rates during the term of our financings, we attempt to minimize our exposure to rate fluctuations by managing our interest rate risk.

Types of Managed Interest Rate Risk

Our managed interest rate risks include repricing, basis, and prepayment risk.

Repricing Risk.  Financing rates are subject to change from the time we originate or purchase mortgage loans until the time those loans are used to secure long-term financing. This is called repricing risk. To minimize the impact of these fluctuating financing rates on interest expense, we manage our risks through the use of derivative instruments. Our goal is to protect our projected net revenues at the time the loans are originated, as these projected net revenues may decrease before the forecasted securitization is completed. Therefore, we purchase market instruments that match our desired interest margin rather than waiting to enter into these instruments at the time of securitization. This enables us to manage our interest expense for the life of our financing.

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

Prepayment Risk.  Prepayment risk results from the ability of customers to pay off their mortgage loans before maturity. Generally, prepayments tend to increase in falling interest rate environments as a result of borrowers refinancing fixed-rate and adjustable-rate loans to lower the coupon on their mortgage; conversely prepayments tend to decrease in rising interest rate environments. As a result, falling interest rate environments tend to cause decreases in the balance of our mortgage loan portfolio and related decreases in our interest income. For this reason we consider many prepayment alternatives when managing interest rate risk to avoid a negative impact to net revenues that can be caused by too many derivative instruments relative to the amount of assets remaining. Fortunately, the same interest rate decline that tends to accelerate prepayments also tends to lower the cost of our liabilities, generally resulting in improved net interest income on the remaining portfolio.

Management of Interest Rate Risk. To manage repricing, interest rate, and prepayment risks, we use various derivative instruments such as options on futures, Eurodollar futures, interest rate caps and floors, and interest rate swaps. Generally, we seek to match derivative instruments to types of financings, in order to offset negative impacts in our interest expense. We intend to keep the derivatives in place until the risk is minimized to a level where the risk of fluctuation in interest expense is acceptable to management. Through the structure of our long-term financings, we generally have, and seek to realize, opportunities to manage our interest rate risk, particularly with respect to fixed-rate mortgage loans, by seeking to match the terms of the fixed-rate mortgage loans with the fixed-rate portion of the long-term financing. We continue to manage interest rate risk associated with variable-rate financings beyond the point of long-term financing by seeking to identify differences in the basis between our mortgage loans and related long-term financing, and to manage the repricing characteristics of our liabilities by continuing to purchase, hold, and sell appropriate financial derivatives.

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

Counterparty Risk. An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties”. If a counterparty were to default, we could potentially be exposed to financial loss. We seek to mitigate this risk by limiting our derivatives transactions to counterparties that we believe to be well established, reputable and financially strong.

Maturity and Repricing Information

As shown in the tables below, there was an increase in our derivative activity at December 31, 2005 compared to December 31, 2004 due to the addition of new mortgage assets to our portfolio and the belief that interest rates would increase in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of December 31, 2005 and 2004.

	As of December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,186,583	$18,167	—	—	—	—
Weighted average rate	3.86%	3.25%	—	—	—	—
Caps sold - notional:	1,186,583	18,167	—	—	—	—
Weighted average rate	4.69%	5.00%	—	—	—	—
Futures bought - notional:	30,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Futures sold - notional:	118,750	293,750	103,750	—	—	—
Weighted average rate	4.49%	4.38%	4.49%	—	—	—
Swaps bought - notional:	—	600,000	—	—	—	—
Weighted average rate	—	4.17%	—	—	—	—
Puts bought - notional:	4,487,500	—	—	—	—	—
Weighted average rate	5.22%	—	—	—	—	—
Puts sold - notional:	58,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Total notional:	$7,067,916	$930,084	$103,750	$—	$—	$—

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	865,966	686,583	18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	695,000	570,000	12,500	6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	700,000	200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	112,500	250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

    Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of December 31, 2005 and the four scenarios that we used as of December 31, 2004. The change from December 31, 2004 to December 31, 2005 represents our change in assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	December 31, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
(in thousands)
Change in interest expense	$22,620	$(1,170)	$(25,519)	$12,665	$65,786	$40,758	$(219)	$(40,701)
Impact from derivative instruments:
Futures	(2,292)	(990)	1,655	(165)	(12,302)	(11,698)	(1,322)	5,834
Swaps	(2,740)	(1,084)	2,064	(203)	(11,753)	(7,866)	(276)	6,766
Puts	(661)	265	428	(1,699)	1,702	1,178	(19)	(310)
Caps	(1,117)	949	1,036	(990)	(6,885)	(3,967)	168	661
Total impact from derivative instruments	$(6,810)	$(860)	$5,183	$(3,057)	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change	$15,810	$(2,030)	$(20,336)	$9,608	$36,548	$18,405	$(1,668)	$(27,750)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assumed a hypothetical interest rate increase of 75 basis points over a five-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of December 31, 2005, we estimated that our interest expense would increase by $22.6 million. However, we estimated that this amount would be partially offset by a decline in our derivative instruments of $6.8 million. The net effect of this scenario would be a potential decrease of $15.8 million in our net revenues. At December 31, 2004, assuming a hypothetical interest rate increase of 225 basis points over a twelve-month period, we estimated at that time that our net revenues would increase by $36.5 million.

Scenario 2 - In this scenario we assumed a slightly less severe hypothetical rise in interest rates compared to Scenario 1. Under this scenario, we assumed that interest rates have the potential to rise 50 basis points over a three-month period. Making these assumptions as of December 31, 2005, we estimated that our interest expense would decrease by $1.1 million and $0.9 million from changes in borrowing costs and the impact of our derivative instruments, respectively, for a total potential decline of $2.0 million. At December 31, 2004, assuming interest rates had the potential to rise 250 basis points over a two year period, we estimated at that time that our net revenues would increase by $18.4 million.

Scenario 3 - In this scenario we assumed relatively stable hypothetical short-term rates. This scenario assumed that the FRB pauses its increasing rate scenario to assess the lagging impact of previous rate increases on the domestic and global economy. Given these assumptions as of December 31, 2005, we estimated that our interest expense would decrease by $25.5 million. However, we estimated that this amount would be partially offset by an increase in the impact of our derivative instruments of $5.2 million. The net effect of this scenario would be a potential decline of $20.3 million in our net revenues. As of December 31, 2004, assuming interest rates increased another 100 basis points over a 12-month period, we estimated at that time that our net revenues would decline by $1.7 million.

Scenario 4 -This scenario assumed that the FRB continues to increase rates in an effort to avert continued growth in inflation by increasing rates 125 basis points over the next eight months. The scenario further assumed that, by the fourth quarter of 2006, signs of a slowing economy alert the FRB that it increased rates too dramatically and, as a result, the FRB lowers rates 100 basis points over the following six months. Given these assumptions, at December 31, 2005, we estimated that our interest expense would increase by $12.7 million, which would be partially offset by an estimated decline in our derivative instruments of $3.1 million, for a total potential increase in net revenues of $9.6 million. At December 31, 2004, assuming interest rates remained steady for one year and then increased 150 basis points over a two year period, we estimated at that time that our net revenues would decline by $27.8 million.

The hypothetical yield curve data for each scenario at December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Jan-06	4.49	4.52	4.39	4.39	4.51
Mar-06	4.78	4.90	4.52	4.39	4.89
Jun-06	4.85	5.16	4.65	4.40	5.40
Sep-06	4.84	5.18	4.79	4.40	5.53
Dec-06	4.80	5.19	4.92	4.41	5.13
Mar-07	4.75	5.20	4.93	4.41	4.76
Jun-07	4.74	5.21	4.94	4.42	4.64
Sep-07	4.74	5.22	4.94	4.42	4.64
Dec-07	4.75	5.23	4.95	4.43	4.65
Mar-08	4.75	5.25	4.96	4.43	4.65
Jun-08	4.77	5.26	4.97	4.44	4.66
Sept-08	4.79	5.27	4.98	4.44	4.66
Dec-08	4.83	5.28	4.99	4.45	4.67
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

On March 16, 2006, we announced that we would restate our audited financial statements for the years ended December 31, 2004, 2003, 2002, and 2001, and our unaudited financial statements for each of the first three quarters of 2005, to eliminate the use of hedge accounting treatment under SFAS 133 for our derivative instruments held during these periods.

      The resulting accounting for our derivatives does not affect our underlying economics of our risk management strategies and has no impact on the timing or amount of operating cash flows or cash flows under any derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Finally, our economic risk management strategies as described above have not required amendment. Full details of the restatement are set out in Note 25 in the accompanying consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with our Independent Auditors’ Report thereon are set forth on pages F-1 through F-41 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, which included consideration of the restatements. On March 14, 2006, we concluded that the designation of our derivative instruments as cash flows hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS 133 with regard to documentation and effectiveness testing. We also concluded that the designation of our derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 had not met the requirements of SFAS 133 regarding the hedging of similar assets. We concluded, therefore, that the above derivative instruments did not qualify for cash flow or fair value hedge accounting treatment. We have restated our consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended to account for the derivative instruments as undesignated derivatives. Accordingly, all changes in the fair value of the derivative instruments are now recognized in our statement of operations, along with the related tax effects. Previously, changes in the fair value of the derivative instruments were recorded in other comprehensive income, net of income taxes on our consolidated balance sheets, for cash flow hedges. Previous fair value hedging activity had been recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the application of SFAS 133. Once this review is complete, we intend to implement the necessary changes required to remediate the material weakness.

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. The controls that were the subject of management’s assessment included: controls over initiating, recording, processing and reconciling account balances and controls related to the prevention, identification and detection of fraud.

As of December 31, 2005, the Company did not maintain effective controls over the application of derivative accounting as defined by Statement of Financial Accounting Standards No. 133. This resulted in the restatement of the Company’s audited financial statements for the years ended December 31, 2004 and 2003. Accordingly, management has concluded that the ineffective controls over the application of such derivative accounting constitutes a material weakness as of December 31, 2005.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005 because of the effect of the material weakness described above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Saxon Capital, Inc.
Glen Allen, Virginia

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Saxon Capital, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment:

The Company did not maintain effective controls over the application of Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities, (“SFAS 133”). The Company did not have an appropriate dedicated resource in place with the requisite skill set to ensure that hedge accounting requirements were being met. This is a material weakness in the design of internal controls. As a result of the material weakness, the Company determined that it needed to restate prior financial results to unwind all hedge accounting under SFAS 133. The Company concluded that its designation of its derivative instruments as cash flows hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS 133 with regard to documentation and effectiveness testing; that its designation of its derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 did not meet the requirements of SFAS 133 with regard to hedging similar assets; and therefore, the derivative instruments did not qualify for cash flow and fair value hedge accounting treatment.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005, and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005, and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

McLean, VA
March 31, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The names and ages of the executive officers and the positions each of them has held for the past five years are included in Item 1, Part I of this annual report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information concerning our code of conduct is also included in Item 1, Part 1 of this annual report on Form 10-K. All other information called for by this item will be included in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information relating to our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock units	Weighted-average exercise price of outstanding options, warrants and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	846,000	$0.07	2,379,404 (1)
Equity compensation plans not approved by security holders (2)	8,000	$10.00	—
Total	854,000	$0.16	2,379,404
________________
(1)
Includes 897,012 shares reserved for issuance under our Employee Stock Purchase Plan. The maximum number of shares or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of our common stock as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares.

(2)
In connection with our private offering in 2001, we granted warrants to Friedman, Billings, Ramsey & Co., Inc. to purchase an aggregate of 1,200,000 shares of our common stock, at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001. As of December 31, 2005, warrants to purchase an aggregate of 1,192,000 had been exercised.

The additional information called for by this item will be included in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be included in our definitive proxy statement for use in connection with our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits

(a)	The following documents are filed as part of this report:
1.	Financial Statements.

—See Index to Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.	Financial Statement Schedules.

None.

3.	Exhibits

—See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on March 31, 2006.

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

Signature	Capacity in which to Sign	Date

/s/ Richard A. Kraemer	Chairman of the Board of Directors	March 31, 2006
Richard A. Kraemer
/s/ Michael L. Sawyer	Chief Executive Officer and Director (principal executive officer)	March 31, 2006
Michael L. Sawyer
/s/ Louis C. Fornetti	Director	March 31, 2006
Louis C. Fornetti
/s/ Anastasia D. Kelly	Director	March 31, 2006
Anastasia D. Kelly
/s/ Thomas J. Wageman	Director	March 31, 2006
Thomas J. Wageman
/s/ David D. Wesselink	Director	March 31, 2006
David D. Wesselink
/s/ Robert B. Eastep	Chief Financial Officer (principal financial and accounting officer)	March 31, 2006
Robert B. Eastep

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 (as restated)	F-2
Consolidated Statements of Operations for the years ended December 31, 2005; December 31, 2004 (as restated); and December 31, 2003 (as restated)	F-3
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005; December 31, 2004 (as restated); and December 31, 2003 (as restated)	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005; December 31, 2004 (as restated); and December 31, 2003 (as restated)	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Saxon Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Saxon Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 25, the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
McLean, VA
March 31, 2006

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2005	December 31, 2004 (as restated - see Note 25)
Assets:
Cash	$6,053	$12,852
Accrued interest receivable, net of allowance of $16,086 and $12,418, respectively	38,182	37,803
Trustee receivable	135,957	112,062

Mortgage loan portfolio	6,444,872	5,997,376
Allowance for loan losses	(36,639)	(24,892)
Net mortgage loan portfolio	6,408,233	5,972,484

Restricted cash	147,473	1,495
Servicing related advances	185,297	109,848
Mortgage servicing rights, net	129,742	98,995
Real estate owned	38,933	34,051
Derivative assets	19,954	17,568
Deferred tax asset	53,724	27,506
Other assets, net	68,530	83,865
Total assets	$7,232,078	$6,508,529
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$8,357	$8,045
Dividends payable	32,539	28,909
Warehouse financing	378,144	600,646
Securitization financing	6,182,389	5,258,344
Derivative liabilities	8,589	2,636
Other liabilities	28,925	22,876
Total liabilities	6,638,943	5,921,456
Commitments and contingencies - Note 20
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 50,001,909 and 49,849,386 as of December 31, 2005 and 2004, respectively	500	498
Additional paid-in capital	634,023	625,123
Accumulated other comprehensive income (loss), net of tax of $(16) and $(21)	(355)	(474)
Net accumulated deficit	(41,033)	(38,074)
Total shareholders’ equity	593,135	587,073

Total liabilities and shareholders’ equity	$7,232,078	$6,508,529

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
($ in thousands, except share data)

	For the Year Ended December 31,
	2005	2004 (as restated - see Note 25)	2003 (as restated - see Note 25)
Revenues and Gains:
Interest income	$458,658	$407,845	$350,851
Interest expense	(263,809)	(152,498)	(120,293)
Net interest income	194,849	255,347	230,558
Provision for mortgage loan losses	(42,344)	(31,627)	(19,364)
Net interest income after provision for mortgage loan losses	152,505	223,720	211,194
Servicing income, net of amortization and impairment	71,222	28,260	27,214
Derivative gains (losses)	32,436	(510)	(23,885)
Gain on sale of assets	2,359	3,500	2,533
Total net revenues and gains	258,522	254,970	217,056
Expenses:
Payroll and related expenses	77,436	74,323	58,322
General and administrative expenses	63,888	57,373	45,815
Depreciation	6,113	5,923	3,880
Other expense	6,358	6,042	1,252
Total operating expenses	153,795	143,661	109,269
Income before taxes	104,727	111,309	107,787
Income tax (benefit) expense	(5,902)	4,987	40,105
Income before cumulative effect of change in accounting principle	$110,629	$106,322	$67,682
Cumulative effect of change in accounting principle	31	—	—
Net income	$110,660	$106,322	$67,682
Earnings per common share:
Weighted average common shares - basic	49,915	34,702	28,518
Weighted average common shares - diluted	50,648	36,522	30,119
Basic earnings per common share before cumulative effect of change in accounting principle	$2.22	$3.06	$2.37
Cumulative effect of change in accounting principle	—	—	—
Basic earnings per common share	$2.22	$3.06	$2.37
Diluted earnings per common share before cumulative effect of change in accounting principle	$2.18	$2.91	$2.25
Cumulative effect of change in accounting principle	—	—	—
Diluted earnings per common share	$2.18	$2.91	$2.25
Dividends declared per common share	$2.24	$2.30	—

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2005, 2004, and 2003
($ in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Net Accumulated Deficit	Total
Balance as of January 1, 2003, (as previously reported)	28,235,781	$282	$259,267	$5,707	$21,090	$286,346
Prior period adjustment, (see Note 25)	—	—	—	(5,235)	(38,527)	(43,762)
Balance as of January 1, 2003, (as restated)	28,235,781	282	259,267	472	(17,437)	242,584
Issuance of common stock	425,976	5	4,496	—	—	4,501
Compensation expense for restricted stock	—	—	267	—	—	267
Comprehensive income: Net income (as restated - see Note 25)	—	—	—	—	67,682
Mortgage bonds:
Change in unrealized loss	—	—	—	(2,033)	—
Reclassification adjustment	—	—	—	(28)	—
Tax effect	—	—	—	757	—
Total comprehensive income (loss) (as restated - see Note 25)	—	—	—	(1,304)	67,682	66,378
Balance as of December 31, 2003 (as restated - see Note 25)	28,661,757	$287	$264,030	$(832)	$50,245	$313,730
Issuance of common stock	21,187,629	211	426,686	—	—	426,897
Compensation expense for restricted stock	—	—	3,880	—	—	3,880
Share-based compensation tax benefit	—	—	15,325	—	—	15,325
REIT conversion merger consideration	—	—	(51,376)	—	(80,000)	(131,376)
Costs related to REIT conversion and stock issuance	—	—	(33,422)	—	—	(33,422)
Dividends declared ($2.30 per common share)	—	—	—	—	(114,641)	(114,641)
Comprehensive income: Net income (as restated - see Note 25)	—	—	—	—	106,322
Mortgage bonds:
Change in unrealized loss	—	—	—	(39)	—
Reclassification adjustment	—	—	—	842	—
Tax effect	—	—	—	(445)	—
Total comprehensive income (as restated - see Note 25)	—	—	—	358	106,322	106,680
Balance as of December 31, 2004 (as restated - see Note 25)	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073

Saxon Capital, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2005, 2004, and 2003
($ in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Net Accumulated Deficit	Total
Balance as of December 31, 2004 (as restated - see Note 25)	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	152,523	2	2,222	—	—	2,224
Compensation expense for restricted stock	—	—	3,225	—	—	3,225
Share-based compensation tax benefit	—	—	3,484	—	—	3,484
Cumulative effect of change in accounting principle (SFAS 123(R))	—	—	(31)	—	—	(31)
Dividends declared ($2.24 per common share)	—	—	—	—	(113,619)	(113,619)
Comprehensive income: Net income	—	—	—	—	110,660
Mortgage bonds:
Change in unrealized loss	—	—	—	(227)	—
Reclassification adjustment	—	—	—	351	—
Tax effect	—	—	—	(5)	—
Total comprehensive income	—	—	—	119	110,660	110,779
Balance as of December 31, 2005	50,001,909	$500	$634,023	$(355)	$(41,033)	$593,135

The accompanying notes are an integral part of these consolidated financial statements.

The
Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2005	2004 (as restated - see Note 25)	2003 (as restated - see Note 25)
Operating Activities:
Net income	$110,660	$106,322	$67,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,656	26,533	5,140
Deferred income tax provision (benefit)	(26,218)	(11,373)	28,483
Impairment of assets	9,853	13,033	1,934
Non cash derivative (gains) losses	(5,540)	(1,523)	(10,740)
Gain from sale of assets	(2,359)	(3,500)	(2,533)
Provision for mortgage loan losses	42,344	31,627	19,364
Provision for advanced interest losses	13,316	14,475	14,692
Loss on extinguishment of debt	240	—	—
Compensation expense for share-based compensation plans	3,225	3,880	267
Cumulative effect of change in accounting principle	(31)	—	—
(Increase) decrease in servicing related advances	(75,449)	(13,099)	4,667
(Increase) decrease in accrued interest receivable	(3,977)	(2,051)	(15,025)
Increase (decrease) in accrued interest payable	312	(557)	1,171
Increase in trustee receivable	(23,895)	(37,448)	(30,486)
Proceeds received from (purchases of) derivative instruments	9,154	(1,053)	(7,143)
Decrease (increase) in income tax receivable	22,109	(15,615)	(31,013)
Net change in miscellaneous assets and liabilities	(127)	(11,388)	(914)
Net cash provided by operating activities	149,273	98,263	45,546
Investing Activities:
Purchase and origination of mortgage loans	(3,389,674)	(3,815,035)	(2,887,266)
Principal payments received on mortgage loan portfolio	2,542,673	2,114,307	1,478,860
Proceeds from the sale of mortgage loans	287,644	270,749	182,542
Proceeds from the sale of real estate owned	54,525	56,261	31,353
(Increase) decrease in restricted cash	(145,978)	(238)	300,178
Purchase of mortgage bonds	—	—	(3,000)
Principal payments received on mortgage bonds	—	3,584	2,313
Acquisition of mortgage servicing rights	(83,358)	(84,948)	(23,692)
Capital expenditures	(11,157)	(6,296)	(8,003)
Net cash used in investing activities	(745,325)	(1,461,616)	(926,715)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	3,494,641	3,213,526	2,419,492
Proceeds from issuance of securitization financing-certificates	182,124	26,920	62,569
Debt issuance costs	(12,059)	(10,567)	(9,124)
Principal payments on securitization financing-bonds	(2,640,960)	(2,173,792)	(1,523,754)
Principal payments on securitization financing-certificates	(104,183)	(9,171)	(28,895)
Proceeds from (repayment of) warehouse financing, net	(222,502)	172,677	(46,473)
Proceeds received from issuance of stock	2,224	426,897	4,501
Payment of expenses related to REIT conversion and stock issuance	—	(33,422)	—
Payment of dividends	(110,032)	(85,732)	—
Payment of merger consideration	—	(131,376)	—
Repayment of note payable	—	(25,000)	—
Net cash provided by financing activities	589,253	1,370,960	878,316
Net increase (decrease) in cash	(6,799)	7,607	(2,853)
Cash at beginning of year	12,852	5,245	8,098
Cash at end of year	$6,053	$12,852	$5,245
Supplemental Cash Flow Information:
Cash paid for interest	$(281,209)	$(180,071)	$(151,734)
Cash received (paid) for income taxes	$5,271	$(13,836)	$(41,878)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$88,293	$94,419	$69,727

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

The Company applies REIT rules for federal income tax and accounting purposes since the effective date of the REIT conversion. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. Generally, the Company will not be subject to federal income tax at the corporate level to the extent it distributes 90% of its taxable income to its shareholders and complies with certain other requirements.

The Company, through its wholly-owned subsidiary Saxon Mortgage, Inc. (“Saxon Mortgage”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. Until December 31, 2005, the Company operated its retail loan production channel through America’s MoneyLine, on which date America’s MoneyLine was merged with and into Saxon Mortgage. Effective January 1, 2006, the Company operates all of its mortgage loan production channels under the Saxon name. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that have been purchased or originated by the Company, in addition to loans held by third parties. The Company has three centralized lending facilities located in Glen Allen, Virginia (the Company’s headquarters), Fort Worth, Texas and Foothill Ranch, California and an additional five retail sales centers located in Arizona, Florida, Michigan, New York and Oregon at December 31, 2005. The focus of the Company is on originating loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Notes to Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are allowance for loan losses, valuation of servicing rights, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income, and income taxes.

(c)  Trustee Receivable

Loan payments are collected by each securitization trust and distributed to their related bondholders on the bond payment cut-off date, typically the 17th of each month. Therefore, principal, interest, and prepayment penalty payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet and reduce the mortgage loan portfolio balance. In addition, collections on securitized escrow and corporate advances received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheets and reduce the servicing advance balance. These payments are retained by the trustee until the following remittance date.

(d)  Mortgage Loan Portfolio

Mortgage loans are recorded at cost, held for investment and consist of mortgage loans secured by single-family residential properties, condominiums, and one-to-four unit properties. Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans. These fees and costs are amortized over the life of the loan on an interest method basis assuming a constant prepayment rate of 36%.

The Company structures securitizations as financing transactions for accounting purposes, and accordingly holds the securitized mortgage loans for investment, as opposed to recognizing a sale transaction that would generate a gain or loss. These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company; also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through a securitization trust that becomes troubled. Accordingly, following a securitization, the mortgage loans remain on the consolidated balance sheets and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a one-time gain or loss upon completion of a securitization that was structured as a sale.

(e)	Provision for Losses

The Company evaluates the propriety of its allowance for loan losses on a monthly basis. Provision for loan losses on both securitized and unsecuritized mortgage loans is recorded to maintain the allowance for loan losses at an appropriate level for currently existing probable losses of principal, interest and fees, uncollected and advanced interest, and associated unamortized basis adjustments. Provision amounts are charged as a current period expense to operations. The Company charges off uncollectible loans and interest against the allowance for loan and interest losses at the time of liquidation or at the time the loan is transferred to real estate owned. The Company defines a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Probable losses are determined based on segmenting the portfolios by their contractual delinquency status, applying the Company’s historical loss experience, and other relevant economic data. Allowance for loan and interest loss estimates are evaluated monthly and adjustments are reported in earnings when they become known. There is uncertainty inherent in these estimates, making it reasonably possible that actual losses may differ.

(f)  Called Loans

Called loans are performing or non-performing mortgage loans acquired from outstanding off-balance sheet securitizations related to previous transactions pursuant to the clean-up call option that the Company, as servicer, holds. This option permits the servicer to purchase the remaining securitized loans when the total outstanding amount falls to a specified level, typically 10% of the original principal balance. Called loans are recorded on the consolidated balance sheets at the purchase price paid by the Company, which approximates fair value. The Company intends to either securitize or sell the mortgage loans that it acquires in these transactions. The Company did not exercise any call options during the year ended December 31, 2005. The Company called $270.0 million of mortgage loans during the year ended December 31, 2004.

(g)   Restricted Cash

Restricted cash of the Company relates to amounts pledged as collateral to certain trusts and to positive changes in the fair value of certain derivative instruments. It may also include amounts related to prefunded securitizations. Prefunded amounts are held in a trust account and made available during the prefunding period to purchase subsequent mortgage loans for the related securitization. At the end of the prefunding period, any prefunded amounts not used to purchase mortgage loans are distributed as principal prepayments to the certificate holders. Any interest earned on the restricted cash balance is returned to the Company once the prefunding is fulfilled.

(h)	Servicing Related Advances

When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization, the Company as servicer of the loans is required to advance principal and interest payments (for loans serviced for others), and insurance premiums, property taxes, and property protection costs with respect to the delinquent mortgage loans to the extent that the advances are ultimately recoverable from proceeds of the related loan or mortgaged property.

The Company has securitized a portion of its servicing related advances related to the principal, interest, escrow and corporate advances the Company is obligated to make as servicer. Similar to the securitizations of our mortgage loans, this securitization is structured as a financing transaction because the Company maintains control over the assets within the securitization trusts, thereby not meeting the criteria for qualifying special purpose entities. Accordingly, the servicing related advances remain on the consolidated balance sheet to offset the securitization indebtedness.

(i)  Mortgage Servicing Rights

The Company purchases third party servicing rights and accordingly recognizes the right to service those mortgage loans as an asset on its consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income on a discounted basis, and are recorded at the lower of amortized cost or fair value by risk strata on the consolidated balance sheets. The fair value of mortgage servicing rights is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees, which may include the rights to prepayment penalties. Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, specifically by date of the related securitization. In addition, the Company periodically evaluates its mortgage servicing rights for permanent impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the permanent impairment.

(j)  Real Estate Owned

When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to real estate owned at the lower of net realizable value or carrying value. Net realizable value is defined as the property’s fair value less estimated costs to sell. Individual real estate owned properties are periodically evaluated, and additional impairments are recorded as required. The majority of the costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.

(k)  Derivative Financial Instruments

The Company may use a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. These Interest Rate Agreements are intended to provide income and cash flow to offset the potential for reduced net interest income and cash flow under certain interest rate environments.

The Company currently accounts for its derivative financial instruments as undesignated derivative instruments. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included on the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. Any changes in the fair value of derivative instruments are reported in derivative gains (losses) on the consolidated statements of operations.

The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

  (l)  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, a period of three to forty years. Additions to property, equipment, leasehold improvements, and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Projects in process represent software development costs capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These projects are not yet substantially complete or ready for their intended use and therefore no depreciation has been recorded. These amounts will be reclassified to software upon their substantial completion and depreciated over their estimated useful life.

The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value. No such impairments were recognized during 2005, 2004 or 2003.

(m)  Accrued Interest Receivable and Interest Income

The Company earns interest income on mortgage loans as contractually due. Prepayment penalty income is also included within interest income when collected. The recognition of interest income is suspended for any mortgage loans on which principal or interest payments are more than three months contractually past due; however, recognition of income is not reversed for the payments that we do not receive if they are three months or less contractually past due. Recognition of income is resumed if the receivable becomes less than three months contractually past due. Accrued interest receivable is comprised of both current and delinquent interest payments due from borrowers. Potential losses on delinquent accrued interest on loans are also provided for within accrued interest receivable, with the offset against interest income.

(n)  Servicing Revenue Recognition

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

(o)  Stock Options

The Company adopted SFAS 123(R) Share Based Payment on April 1, 2005 to account for its two share-based compensation plans, namely its Stock Incentive Plan and its Employee Stock Purchase Plan. The Company opted to utilize the modified prospective method of transition in adopting SFAS 123(R). The effect of this change from applying the original provisions of APB 25 had an immaterial effect on income before income taxes, net income, and earnings per share, as described in further detail in Note 18. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $31.0 thousand as of April 1, 2005 to reflect the change in accounting for forfeitures. Pro forma calculations for prior periods for the cumulative effect of change in accounting principle are not required as the change in accounting for forfeitures related to restricted stock units granted during the first quarter of 2005.

In prior periods, the Company had elected to follow the intrinsic value method in accounting for its stock options issued to employees and non-employee directors. Effective September 13, 2004, upon approval by Old Saxon’s shareholders of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units immediately vested and were expensed at that time. See Note 18 for further discussion.

      The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method to options and restricted stock units granted to employees prior to April 1, 2005 using the Black-Scholes option pricing model. As the Company adopted SFAS 123(R) during 2005, the information provided in this table is only for prior periods.

	For the Year Ended December 31,
	2005 (1)	2004	2003
	($ in thousands, except share data)
Net income	$110,660	$106,322	$67,682
Add: share-based compensation expense included in net income, net of related tax effects	694	199	—
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(694)	(4,194)	(2,536)
Pro forma net income	$110,660	$102,327	$65,146
Earnings per share:
Basic - as restated	$2.22	$3.06	$2.37
Basic - pro forma	$2.22	$2.92	$2.29
Diluted - as restated	$2.18	$2.91	$2.25
Diluted - pro forma	$2.18	$2.77	$2.17
    _______________
(1) Period from January 1, 2005 through March 31, 2005.

(p)     Federal Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income it distributes to its stockholders. In 2004 and 2005, the Company retained approximately 10% of its ordinary REIT taxable income and paid corporate income taxes on this retained income while continuing to maintain its REIT status. Accordingly, the Company has recorded a provision for income taxes based upon its estimated current liability for Federal and state income tax purposes in its consolidated statements of operations.

The Company has elected to treat Saxon Capital Holdings and its subsidiaries as taxable REIT subsidiaries (each a “TRS”) as distinct from Saxon Funding Management, Inc. and its subsidiaries which we treat as qualified REIT subsidiaries, each a QRS. In general, a TRS of the Company may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax and will be taxed as a regular C corporation. The taxable income of Saxon Capital Holdings and its subsidiaries is not included in REIT taxable income and is subject to state and Federal income taxes at the applicable statutory rates. Saxon Capital Holdings provides for any deferred income taxes to reflect estimated future tax effects. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

(q)	Recently Issued Accounting Standards

The Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) are required to apply Statement 123R as of the first interim or annual reporting period of fiscal years beginning after June 15, 2005. Early adoption of the statement was encouraged. Effective September 13, 2004, upon shareholder approval of the merger agreement required in connection with the REIT conversion, all outstanding stock options and restricted stock units immediately vested. In connection with the accelerated vesting of the options, the Company recorded compensation expense for all options outstanding as of September 13, 2004. (See Note 1(o) and Note 18 for more information.) As a result, the adoption of FASB 123(R) on April 1, 2005 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

      The FASB issued FASB Statement No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt FASB 153 on January 1, 2006. At this time, the Company does not expect to have a material impact from this statement.

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company acquires loans through its correspondent channel and through the exercise of clean-up call options. Because the Company acquires newly originated loans through its correspondent channel, such loans do not show evidence of having deteriorated in terms of credit quality, and the adoption of SOP 03-3 on January 1, 2005 did not have a material effect on the Company’s financial condition, results of operations, or liquidity with respect to these loans. For loans acquired through the exercise of clean-up call options, there was no impact as a result of the adoption of SOP 03-3 as no clean-up calls were exercised during 2005.

At the March 17-18, 2004 EITF meeting, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. An impairment exists when the carrying amount of an asset exceeds its fair value and is determined to be other-than-temporary. In September 2004, the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay did not suspend the requirements to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements were effective for reporting periods beginning after June 15, 2004. In November 2005, the Financial Accounting Standards Board issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1. This FSP resolved the accounting controversy generated by EITF 03-1 and reverts to other-than-temporary impairment guidance that predated the original effective date of EITF 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of EITF 03-1 on January 1, 2005 did not have a material effect on the Company’s financial condition or results of operation. The Company will adopt FSP FAS 115-1 and FAS 124-1 on January 1, 2006. At this time, the Company does not expect to have a material impact from this statement.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement in the rare instance that a new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that the cumulative effect of a voluntary change to a new accounting pronouncement be recognized in net income for the period of the change. FASB Statement No. 154 now requires retrospective application of a voluntary change in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Reporting the correction of an error in previously issued financial statements and a change in accounting estimate is carried forward from the guidance provided in APB Opinion 20. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt FASB 154 on January 1, 2006. At this time, the Company does not expect to have a material impact from this statement.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments, which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At this time, management has not yet assessed the impact of the implementation of this statement.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. At this time, management has not yet assessed the impact of the implementation of this statement.

(r)	Reclassifications

Certain items in the prior year consolidated balance sheets have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported total assets. The Company has changed the format of its 2005 consolidated balance sheet presentation to report the component of allowance for loan losses related to past due interest with accrued interest receivable. The Company also changed the format of its 2005 consolidated balance sheet presentation to report the portion of its real estate owned valuation allowance that is related to past due interest with accrued interest receivable. The consolidated balance sheet for 2004 has been reclassified to conform to these formats. A reclassification of $12.4 million in allowance for mortgage loan losses to accrued interest receivable and a reclassification of $5.9 million in real estate owned to accrued interest receivable were made in the December 31, 2004 consolidated balance sheet to conform to the December 31, 2005 presentation.

(2) Subsequent Events

On February 28, 2006, the Company’s $375 million warehouse facility with JP Morgan Chase Bank, N.A. was amended to extend the termination date of the facility to May 25, 2006.

       On March 1, 2006, Saxon Mortgage Services was served with a summons and complaint in a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Brian Harris, et al., v. Capital Mortgage Company, et al., Case No. 05CH 22369. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that the Company’s subsidiary Saxon Mortgage Services, Inc. and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. As with other pending litigation, if a class is certified and there is an adverse outcome or the Company does not otherwise prevail in the matter, the Company could suffer material losses, although the Company intends to vigorously defend this lawsuit. At the present time, the Company cannot predict the outcome of this case.

On March 16, 2006, the maximum face value of the variable funding notes related to the Series 2005-A Notes was increased from $90.0 million to $145.0 million. As a result, the total borrowing capacity of the Company’s servicing advance facility increased from $230.0 million to $285.0 million.

On March 24, 2006, the Company declared a first quarter dividend of $0.50 per share payable on April 28, 2006 to stockholders of record at the close of business on April 3, 2006.

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

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands, except per share data)
Basic:
Net income	$110,660	$106,322	$67,682
Weighted average common shares outstanding	49,915	34,702	28,518
Earnings per share	$2.22	$3.06	$2.37

Diluted:
Net income	$110,660	$106,322	$67,682
Weighted average common shares outstanding	49,915	34,702	28,518
Dilutive effect of stock options, warrants and restricted stock units	733	1,820	1,601
Weighted average common shares outstanding - diluted	50,648	36,522	30,119
Earnings per share	$2.18	$2.91	$2.25

(4) Net Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 were comprised of the following:

	December 31, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,894,780	$5,123,071
Unsecuritized mortgage loans - principal balance	439,632	782,717
Premiums, net of discounts	95,634	75,562
Deferred origination costs, net	12,100	11,288
Purchase accounting fair value adjustments	2,726	4,738
Total	6,444,872	5,997,376
Less allowance for losses	(36,639)	(24,892)
Net mortgage loan portfolio	$6,408,233	$5,972,484

During the year ended December 31, 2005, the Company completed four securitizations of mortgage loans, totaling $3.4 billion in principal balances and $41.2 million in unamortized basis adjustments.

The Company originates both fixed-rate and adjustable-rate fully-amortizing loans for periods up to 30 years. The Company originates balloon products -- 40/30 fixed and adjustable rate first mortgage balloon loans and 30/20 fixed rate balloon loans on second liens. The underwriting guidelines for the Company’s fixed-rate and adjustable-rate fully-amortizing products allow loan-to-value ratios, or LTVs, and combined LTVs, or CLTVs, of up to 100%, and debt ratios of either 50% or 55% in circumstances where disposable income meets a specified threshold. No loans originated or purchased allow for negative amortization, nor does the Company offer a minimum payment option product that would result in a borrower’s monthly payment being less than the accrued interest amount or minimum principal and interest amount. Fixed-rate and adjustable-rate interest-only mortgage loans are also available to customers with credit scores in excess of 560. The interest-only period is for five years and debt ratios for interest-only products are restricted to a maximum of 50%.

The Company’s credit committee monitors the performance of each product originated and looks at characteristics of any loans that pose a concern from a performance standpoint. Adverse trends that share any common guideline characteristic are analyzed to determine if action needs to be taken from a guideline restriction or additional risk based pricing aspect. The Company also uses mortgage insurance to reduce its loss exposure in the event of borrower credit defaults.

The following table sets forth information about the Company’s mortgage loan portfolio based on product type as of December 31, 2005 and 2004.

	December 31, 2005 (1)	December 31, 2004 (1)
Floating adjustable rate mortgage loans	0.27%	0.44%
Interest-only adjustable rate mortgage loans	26.21%	18.23%
Two - five year hybrids (2)	39.62%	45.48%
40/30 adjustable rate mortgage loans (3)	2.32%	—
Total adjustable rate mortgage loans	68.42%	64.15%

15 and 30 year fixed rate mortgage loans	24.49%	27.00%
Interest-only fixed rate mortgage loans	1.75%	2.38%
Balloons and other (4)	4.84%	6.47%
40/30 fixed rate mortgage loans (3)	0.50%	—
Total fixed rate mortgage loans	31.58%	35.85%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of December 31, 2005 and 2004 of $110.7 million and $238.5 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
(3)
40/30 mortgage loans are loans with payments calculated according to a 40-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is 30 years after origination.

(4)
Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Sales

From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The Company retains the servicing rights with respect to sales of conforming first lien mortgage loans, and releases the servicing on all other loan sales. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgage loans	$98,786	$69,274	$76,115
Conforming first lien mortgage loans (1)	68,449	9,627	521
Second lien mortgage loans	106,464	138,409	105,906
Delinquent mortgage loans (2)	8,812	47,375	—
Total mortgage loans sold	282,511	264,685	182,542
Plus: basis adjustments	2,797	2,595	4,324
Less: cash received	287,644	270,749	189,223
Gain on sale of mortgage loans (2)(3)	$2,336	$3,469	$2,357
     ___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of mortgage assets of $2.4 million, $3.5 million and $2.5 million on the consolidated statements of operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 includes the gain recognized on sale of other assets.

Concentrations of Risk

Market risk. The Company’s ability to continue to originate mortgage loans is dependent, in part, on its ability to securitize mortgage loans. Securitization is required in order to generate cash for repayment of the Company’s financing facilities, production of new mortgage loans, and general working capital purposes. The value of and market for the Company’s loans are dependent upon a number of factors, including general economic conditions, interest rates, and governmental regulations. If there are adverse changes in such factors, the Company bears the risk of being unable to securitize its mortgage loans for acceptable prices within reasonable periods of time. If it is not possible or economical to complete the securitization of a substantial portion of its mortgage loans, the Company may exceed its capacity under its warehouse and repurchase financing, be unable or limited in its ability to pay down its financing facilities and to originate and purchase mortgage loans, or be required to liquidate mortgage loans when the market value of the loans is low and potentially incur a loss on the sale transaction. Furthermore, if the Company cannot generate sufficient liquidity upon any such sale, the Company will be unable to continue operations and grow its mortgage loan portfolio. The occurrence of any of these events would have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

The Company regularly reviews the interest rates on its loan products and makes adjustments to the interest rates it offers to reflect then-current market conditions. The Company uses derivative financial instruments in order to reduce some of its exposure to fluctuations in interest rates.

Geographical concentration. Properties securing the mortgage loans in the Company’s mortgage loan servicing portfolio are geographically dispersed throughout the Unites States. At December 31, 2005, 30%, 19%, and 16% of the unpaid principal balance of mortgage loans in the Company’s mortgage loan servicing portfolio were secured by properties located in the Southern, California, and Mid-Atlantic regions, respectively. At December 31, 2004, 29%, 21%, and 14% of the unpaid principal balances were secured by properties located in these same regions, respectively. The remaining properties securing mortgage loans serviced did not exceed 15% in any other region at either period end.

In recent years, mortgage loan production was also geographically concentrated in the Southern, California, and Mid-Atlantic regions. During 2005, these regions accounted for 27%, 22%, and 21%, respectively, of the Company’s collateral for mortgage loan production. During 2004, these regions accounted for 27%, 25%, and 15%, respectively, of the Company’s collateral for mortgage loan production. During 2003, these regions accounted for 26%, 27%, and 14%, respectively, of the Company’s collateral for mortgage loan production.

 (5) Allowance for Loan and Interest Losses

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan and interest losses taking into account a variety of criteria including the contractual delinquency status, historical loss experience, and catastrophic environmental influences or natural disasters - see Note 20. The allowance for loan and interest losses is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan loss and past due interest for the mortgage loan portfolio for the years ended December 31, 2005, 2004, and 2003 is as follows:

	December 31,
	2005	2004
	($ in thousands)
Allowance for loan losses	$36,639	$24,892
Allowance for past due interest (3)	16,086	12,418
Ending balance	$52,725	$37,310

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Beginning balance	$37,310	$43,369	$40,227
Provision for loan losses (1)	42,344	31,627	19,364
Provision for past due interest (2)	9,949	6,756	14,692
Charge-offs	(36,878)	(44,442)	(30,914)
Ending balance	$52,725	$37,310	$43,369
_________
(1)	Includes $4.5 million for the year ended December 31, 2005 with respect to probable losses incurred due to Hurricane Katrina.
(2)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of accrued interest on loans delinquent for 90 days or more.
(3)	Provided for within accrued interest receivable on the consolidated balance sheets.

An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing the Company’s allowance for loan and interest losses. The Company’s roll rate analysis is defined as the historical progression of loans through the various delinquency categories. The Company’s static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating, and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to the Company within 90 days following the liquidation date. As of December 31, 2005, the Company is experiencing an 18-month average loss severity of 40% on its owned portfolio, and this is the assumption currently used in the loan loss allowance model. The 40% loss severity includes the following loss components: 19.02% for principal, 14.29% for interest, and 6.27% for advances and other costs. This average loss severity has increased over time because loss severities typically increase as a portfolio gets older.

(6) Mortgage Servicing Rights

As of December 31, 2005, the fair value of the mortgage servicing rights in total was $156.1 million compared to $155.1 million as of December 31, 2004. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of December 31, 2005 was determined using prepayment assumptions ranging from 20% to 45% and discount rates ranging from 11% to 18%. The fair value as of December 31, 2004 was determined using prepayment assumptions ranging from 25% to 57% and discount rates ranging from 12% to 16%. The Company recognized a permanent impairment during 2005 due to significant prepayment experience in underlying loans and recognized a temporary impairment relating to lower valuations of MSRs in the marketplace. The Company also recognized temporary impairments during 2005 for hurricane-related factors - see Note 20. The following table summarizes activity in mortgage servicing rights for the years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Beginning balance of MSRs, gross	$106,619	$41,942	$25,205
Purchased	83,358	84,948	23,692
Amortization	(48,215)	(19,516)	(6,955)
Permanent impairment	(3,392)	(755)	—
Ending balance of MSRs, gross	$138,370	$106,619	$41,942

Beginning balance of valuation allowance	$(7,624)	$(687)	$(234)
Impairment	(4,396)	(7,692)	(453)
Permanent impairment	3,392	755	—
Ending balance of valuation allowance	(8,628)	(7,624)	(687)
MSRs, net	$129,742	$98,995	$41,255

As of December 31, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
2006	$57,448
2007	36,065
2008	19,020
2009	10,889
2010	6,344
Thereafter	8,604
Total	$138,370

(7) Loan Servicing Portfolio

As of December 31, 2005 and 2004, the Company serviced a portfolio consisting of loans in all 50 states. The Company serviced 162,947 loans with a principal balance of $24.8 billion, including 119,311 loans with a principal balance of $18.4 billion serviced for third-parties and 43,636 loans with a principal balance of $6.4 billion related to the Company’s owned portfolio as of December 31, 2005. The Company serviced 134,139 loans with a principal balance of $20.2 billion, including 91,322 loans with a principal balance of $14.2 billion serviced for third-parties and 42,817 loans with a principal balance of $6.0 billion related to the Company’s owned portfolio as of December 31, 2004.

The following table summarizes information about the delinquency of the Company’s loan servicing portfolio:

	December 31,
	Owned Portfolio		Total Servicing Portfolio
Total Delinquencies and Loss Experience	2005	2004	2005	2004
	($ in thousands)
Total outstanding principal balance (at period-end)	$6,394,873	$5,950,965	$24,760,770	$20,165,942
Delinquency (at period-end):
30-59 days:
Principal balance	$363,780	$290,525	$1,442,450	$956,478
60-89 days:
Principal balance	$98,907	$83,225	$465,173	$247,863
90 days or more:
Principal balance	$74,746	$51,767	$391,147	$172,124
Bankruptcies (1):
Principal balance	$154,787	$110,846	$491,243	$279,331
Foreclosures:
Principal balance	$117,776	$121,571	$595,905	$314,253
Real Estate Owned (2):
Principal balance	$49,818	$49,699	$187,449	$107,939
Total Seriously Delinquent including real estate owned (3)	$442,805	6.61%	$1,961,302	5.26%
Total Seriously Delinquent excluding real estate owned	$392,987	5.77%	$1,773,853	4.73%
Charge-offs	$36,878	$44,442	n/a	n/a
________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the Company’s mortgage loan portfolio for December 31, 2005 and 2004 are $43.3 million and $19.6 million, respectively. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2005 and 2004 are $133.5 million and $47.5 million, respectively.

(2)
When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of the allowance for loan and interest losses.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(8) Servicing Related Advances

Servicing related advances as of December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
	($ in thousands)
Escrow advances (taxes and insurance)	$53,600	$26,616
Foreclosure and other advances	18,309	17,417
Principal and interest advances	113,388	65,815
Total servicing related advances (1)	$185,297	$109,848
(1)	Includes amounts outstanding of $174.7 million and $96.2 million of servicing related advances that were securitized as of December 31, 2005 and 2004, respectively.

(9) Real Estate Owned

Real estate owned as of December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
	($ in thousands)
Real estate owned - securitized (1)	$46,692	$42,259
Real estate owned - non-securitized (2)	3,069	3,315
Foreclosure advances	3,671	3,280
Total	53,432	48,854
Valuation allowance	(14,499)	(14,803)
Total real estate owned	$38,933	$34,051
 ___________
(1) Represents real estate owned that is still held by the securitization trust.
(2) Represents real estate owned that is not included in a securitization and is financed through working capital.

Activity related to real estate owned for the years ended December 31, 2005, 2004, and 2003 is as follows:

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Beginning balance	$34,051	$25,626	$15,705
Addition of new properties	57,911	55,542	39,650
Liquidations/redemptions of properties	(43,703)	(48,107)	(30,477)
Change in foreclosure advances	390	1,442	697
Change in valuation allowance	(9,716)	(452)	51
Ending balance	$38,933	$34,051	$25,626

(10) Other Assets

Other assets as of December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
	($ in thousands)
Income tax receivable	$13,072	$35,181
Bond issuance costs	17,178	15,253
Property and equipment, net	17,961	13,128
Prepaid expenses	3,402	4,514
Goodwill	5,455	5,455
Mortgage bond, net	1,175	1,317
Margin receivable on derivative instruments	1,785	4,758
Other assets	8,502	4,259
Total other assets	$68,530	$83,865

(11) Property and Equipment

Property and equipment is included in other assets in the accompanying consolidated balance sheets. Depreciation expense was $6.1 million, $5.9 million, and $3.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Property and equipment as of December 31, 2005 and 2004 consisted of the following:

	Estimated Useful Life	December 31, 2005	December 31, 2004
		($ in thousands)
Computers and software	3 years	$21,594	$17,636
Projects in process	—	2,899	3,972
Leasehold improvements	Lesser of 12 years or the life of the lease	7,277	2,412
Furniture and equipment	5 years	869	1,104
Buildings	40 years	437	247
Total property and equipment		33,076	25,371
Accumulated depreciation and amortization		(15,115)	(12,243)
Total property and equipment, net		$17,961	$13,128

 (12) Investor Funds and Escrow

Investor funds totaling $1.3 billion and $0.8 billion were held in segregated bank accounts as of December 31, 2005 and 2004, respectively. These funds are applicable to mortgage loans serviced for investors. Included in investor funds are escrow funds totaling $69.6 million, and $53.8 million as of December 31, 2005 and 2004, respectively, which were also held in segregated bank accounts. These funds are applicable to mortgage loans being serviced. The funds and the related liabilities of the accounts are not included in the accompanying financial statements. The Company earns interest income on these amounts which is recorded as part of servicing income on the Company’s consolidated statement of operations and was $19.9 million, $4.0 million, and $1.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(13) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of December 31, 2005 and 2004 is as follows:

	December 31, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$154,339	$282,092
Repurchase agreements - loans (1)	215,158	317,500
Repurchase agreements - retained bond (1)(2)	8,383	—
Repurchase agreements - mortgage bonds (1)(3)	264	1,054
Securitization financing - servicing advances	195,929	117,988
Securitization financing - net interest margin, loans and real estate owned	5,986,460	5,140,356
Total	$6,560,533	$5,858,990
Outstanding Collateral
Warehouse financing - loans and servicing advances	$214,528	$432,336
Repurchase agreements - loans	222,435	322,642
Repurchase agreements - retained bond	10,480	—
Repurchase agreements - mortgage bonds	1,175	1,317
Securitization financing - servicing advances (4)	217,600	133,051
Securitization financing - net interest margin, loans and real estate owned	6,021,558	5,239,426
Total	$6,687,776	$6,128,772
Total Available Committed Borrowings
Warehouse financing - loans and servicing advances	$375,000	$300,000
Repurchase agreements - loans, retained bond and mortgage bonds	1,300,000	1,325,000
Securitization financing - servicing advances	230,000	160,000
Total	$1,905,000	$1,785,000
Remaining Capacity to Borrow
Warehouse financing - loans and servicing advances	$220,661	$17,908
Repurchase agreements - loans, retained bond and mortgage bonds	1,076,195	1,006,446
Securitization financing - servicing advances	34,071	42,012
Total	$1,330,927	$1,066,366
___________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)
Class B-4 of the 2005-3 securitization was retained by the Company rather than being sold to third-party investors. The purchase price of the retained bond was financed using borrowing availability from the Company’s Greenwich 2-year repurchase agreement. The collateral for this debt is contained within the securitized financing collateral of $6.0 million shown in the above table.

(3)	Amount outstanding in 2004 was borrowed against an uncommitted facility.
(4)
Includes $2.5 million of principal and $24.9 million of interest on our mortgage loan portfolio as of December 31, 2005 and $2.1 million of principal and $23.6 million of interest on our mortgage loan portfolio as of December 31, 2004, which is included within the mortgage loan portfolio and accrued interest balances on our consolidated balance sheets, respectively.

The following table summarizes our outstanding debt obligations as of December 31, 2005:

As of December 31, 2005	Total	2006	2007	2008	2009	2010	Thereafter
($ in thousands)
Warehouse financing - loans and servicing advances	$154,339	$154,339	$—	$—	$—	$—	$—
Repurchase agreements - loans, retained bond and mortgage bonds (1)	223,805	223,805	—	—	—	—	—
Securitization financing - servicing advances	195,929	110,929	—	85,000	—	—	—
Securitization financing - net interest margin, loans and real estate owned (2)	5,986,460	2,400,597	1,637,955	1,011,225	649,060	287,623	—
Total outstanding debt obligations	$6,560,533	$2,889,670	$1,637,955	$1,096,225	$649,060	287,623	—
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Interest on the warehouse financing and repurchase facilities is based on a margin over the London Interbank Offered Rate, or LIBOR, with the margin above LIBOR varying by facility and depending on the type of asset that is being financed.  As of December 31, 2005, these margins ranged from 0.6% to 2.5%. The weighted average interest rate on these borrowings outstanding at December 31, 2005 and 2004 was 5.10% and 3.18%, respectively. Interest on the securitization financing is either based on a fixed rate or is based on a margin above LIBOR varying by securitization deal and the type of asset that is being financed. As of December 31, 2005, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.09% to 4.0%.

A summary of interest expense and the weighted average cost of funds for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Interest Expense
Warehouse financing	$3,335	$2,868	$1,004
Repurchase agreements	9,694	7,251	4,976
Securitization financing	246,357	136,926	108,405
Notes payable	—	1,443	2,000
Other	4,423	4,010	3,908
Total	$263,809	$152,498	$120,293

Weighted Average Cost of Funds
Warehouse financing	1.73%	1.86%	1.31%
Repurchase agreements	4.00%	2.14%	1.86%
Securitization financing	4.25%	2.81%	2.75%
Notes payable	—	8.00%	8.00%
Total	4.24%	2.83%	2.80%

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of December 31, 2005, the Company was in compliance with all its covenants under the respective borrowing agreements.

Loans and mortgage bonds financed under the Company’s warehouse financing and repurchase facilities are subject to changes in market valuation and margin calls.  The market value of the Company’s loans and mortgage bonds depends on a variety of economic conditions, including interest rates and demand for its asset-backed securities.  To the extent the value of the loans or mortgage bonds declines significantly, the Company would be required to repay portions of the amounts borrowed.

(14) Employee Savings Plan

The Company’s employees are eligible to participate in the Saxon 401(k) Plan provided they are 18 years of age and scheduled to work at least 1,000 hours annually. Under the current plan, a maximum of 50% of the employees’ eligible earnings can be contributed to the plan on a pre-tax basis. After-tax contributions to the plan were frozen effective August 1, 2005. The Company also makes matching contributions in proportion to employees’ pre-tax contributions. Effective January 1, 2004, the Company increased the company match to 4% of the employees’ eligible earnings. Throughout 2003, the Company contributed 3% of the employee’s eligible earnings.

From April 2002 until December 31, 2003, the Company allowed senior management employees the option of deferring a portion of eligible income into a non-qualified deferred compensation plan. Eligible employees could defer up to 15% of their base salary and up to 100% of their annual bonus payment into this plan on a pre-tax basis. The Company could also make discretionary matching contributions in proportion to employees’ deferred earnings. Throughout 2003, the Company contributed 50% of the employees’ first 2% of total deferred earnings. This plan was closed to any additional deferrals as of December 31, 2003 and was terminated on January 26, 2004. All plan assets were distributed to plan participants in 2004.

The total expense related to the Company’s matching contributions for all plans for the years ended December 31, 2005, 2004 and 2003 was $1.6 million, $1.3 million, and $0.6 million, respectively.

(15) Income Taxes

The components of the provision for income taxes for the years ended December 31, 2005, 2004, and 2003 consist of the following:

	For the Year Ended December 31,
	2005	2004 (as restated - see Note 25)	2003 (as restated - see Note 25)
	($ in thousands)
Federal
Current	$17,569	$3,422	$30,573
Deferred	(23,962)	3,776	6,909
State
Current	3,092	293	1,455
Deferred	(2,601)	(2,504)	1,168
Total income tax (benefit) expense	$(5,902)	$4,987	$40,105

The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	For the Year Ended December 31,
	2005	2004 (as restated - see Note 25)	2003 (as restated - see Note 25)
	($ in thousands)
Federal income tax expense at statutory rate	$36,665	$38,959	$37,726
Nontaxable REIT income	(42,846)	(40,124)	—
Write-off of deferred tax assets (liabilities), net	8,494	11,687	—
State income tax expense (benefit), net	2,804	(349)	2,624
Federal tax (benefit) expense of state tax deduction	(981)	122	(918)
Tax effect of intercompany transactions	(9,700)	—	—
Change in valuation allowance	102	—	—
Other (benefit) expense, net	(440)	(5,308)	673
Total income tax (benefit) expense	$(5,902)	$4,987	$40,105

The income tax effects of temporary differences that give rise to the net deferred tax asset (liability) as of December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004 (as restated - see Note 25)
	($ in thousands)
Deferred tax asset:
Amortization of intangibles	$26,713	$11,776
Mark to market adjustment	—	1,841
Intercompany transactions	29,164	6,605
Securitized loan adjustments	3,830	605
Capital loss carryover	102	—
Other	4,029	4,977
Accumulated other comprehensive income	15	1,702
Total	$63,853	$27,506
Valuation allowance	(101)	—
Total deferred tax asset	$63,752	$27,506

Deferred tax liability:
Mark to market adjustments	$(849)	$—
Hedging (1)	(9,179)	—
Total deferred tax liability	$(10,028)	$—

Net deferred tax asset	$53,724	$27,506
________________
(1)	Although the Company has eliminated the use of hedge accounting under SFAS 133 for financial purposes, it continues to account for certain of its derivative instruments as hedges for tax purposes.

The Company may retain up to 10% of its REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain its REIT status. At this time, the Company intends to retain up to 10% of its ordinary REIT taxable income and, accordingly, the Company has recorded a provision for income taxes based upon its estimated liability for Federal and state income tax purposes in the consolidated statements of operations. The difference between the federal tax and book basis of the Company’s assets and liabilities is a net tax-deductible temporary difference of $53.7 million as of December 31, 2005 (consisting of tax-deductible temporary differences of $63.7 million and taxable temporary differences of $10.0 million).

Under the Internal Revenue Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2005, which were paid in January 2006, are considered taxable income to shareholders in 2005 (the year declared).

As a result of the conversion to REIT status, federal income taxes on the portion of the income distributed by the Company’s qualified REIT subsidiary are payable directly by its shareholders pursuant to the Internal Revenue Code. Accordingly, with respect to such taxable income, no provision for federal or state income tax has been included in the Company’s financial statements.

The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. During 2005, the Company recorded $0.1 million as a valuation allowance associated with capital losses that management believes, based on the available evidence, is more likely than not that the Company will not realize the benefit of. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its remaining deferred tax assets.

(16) Derivatives (as restated - as discussed in Note 25)

As a result of the Company’s restatement to eliminate the use of hedge accounting treatment under SFAS 133, as described in Note 25, the Company currently accounts for its derivative financial instruments as undesignated derivative instruments. As of December 31, 2005 and 2004, the net fair value of the Company’s derivatives totaled $11.4 million and $14.9 million, respectively. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 30 months. Derivative gains (losses) totaled $32.4 million, $(0.1) million, and $(23.9) million for the years ended December 31, 2005, 2004, and 2003, respectively. The components of derivative gains (losses) for the years ended December 31, 2005, 2004, and 2003 consist of the following:

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Fair value gain (loss)	$17,024	$(2,947)	$(21,730)
Cash settlements, net	15,962	2,858	(1,235)
Broker commissions	(590)	(441)	(927)
Interest earned on margin	40	20	7
Total	$32,436	$(510)	$(23,885)

(17) Shareholders’ Equity

During 2005, our Board of Directors declared quarterly ordinary dividends of $0.55, $0.55, $0.50, and $0.50 per share payable to stockholders of record at the close of business on April 29; July 29; October 28; and December 30, respectively. Our Board of Directors also declared a special ordinary dividend of $0.14 payable to stockholders of record at the close of business on December 30, 2005.

(18) Share-Based Compensation Plans

Compensation cost charged against income for the Company’s shared-based compensation plans was $4.0 million, $4.9 million, and $0.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

All options outstanding under the Company’s Stock Incentive Plan vested in connection with the Company’s conversion to a REIT in the third quarter of 2004, and the Company has not granted any additional options in 2005. Accordingly, no additional expense was recorded for these options as a result of the adoption of SFAS 123(R).

The weighted average fair value of options granted in 2003 was $8.18 per share. No options were granted during 2004 or 2005. The Black-Scholes option pricing model was used with the following weighted average assumptions:

Year Ended December 31, 2003
Risk-free interest rate	3.96%
Dividend yield	—
Volatility factor	50.00%
Weighted average expected life	10 years

The following table summarizes the transactions relating to the Company’s stock options for the period ended December 31, 2005:

	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2003 (includes 2,701,000 options outstanding under the Stock Incentive Plan)	3,170,750	$10.08
Options granted	60,000	$12.54
Options exercised	(367,750)	$10.01
Options cancelled	(93,000)	$10.05
Options outstanding, December 31, 2003 (includes 2,295,000 options outstanding under to the Stock Incentive Plan and 475,000 outstanding to the Company’s non-employee board members)	2,770,000	$10.14
Options granted	—	—
Options exercised	(2,726,500)	$10.14
Options cancelled	(32,500)	$10.05
Options outstanding, December 31, 2004 (includes 11,000 options with a remaining contractual life of 6.8 years outstanding under the Stock Incentive Plan)	11,000	$10.10
Options granted	—	—
Options exercised	(5,000)	$10.10
Options cancelled	—	—
Options outstanding, December 31, 2005 (includes 6,000 exercisable options with a remaining contractual life of 5.8 years outstanding under the Stock Incentive Plan)	6,000	$10.10

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2005, 2004, and 2003 was $0.1 million, $39.6 million and $3.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under share-based payment arrangements totaled $1.3 thousand, $19.7 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004, and 2003 was $34.7 thousand, $69.9 million, and $1.8 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 31, 2005 was $7.4 thousand.

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

During 2005, the Company granted an aggregate of 867,000 restricted stock units to certain of the Company’s employees, including each executive officer. The restricted stock units will vest on the fifth anniversary of the date of grant. In addition, the Company granted an aggregate of 80,000 restricted stock units to its four non-employee directors during the first quarter of 2005 and 20,000 restricted stock units to its newly appointed non-employee director during the fourth quarter of 2005. The restricted stock units related to the non-employee directors vest in four equal annual installments on each of the four anniversaries of the date of grant. All grantees of these restricted stock units are entitled to receive all dividends and distributions (also known as “dividend equivalent rights”) paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for outstanding restricted stock units over their vesting periods for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the common shares underlying the restricted stock units on the grant date. As of December 31, 2005, there was $12.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

The Company recorded $0.7 million in reduction of expense during the year ended December 31, 2005 related to a change in accounting for forfeitures of restricted stock units following the Company’s adoption of SFAS 123(R).

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2005, and changes during the year ended December 31, 2005, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	$—
Granted	967,000	$20.31
Vested	(50,000)	$21.50
Forfeited	(77,000)	$20.77
Nonvested at December 31, 2005	840,000	$20.19

Warrants - In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of common stock, of which 1,192,000 have been exercised as of December 31, 2004. The 8,000 remaining warrants have an exercise price of $10.00 per share and are exercisable until they expire on July 6, 2006.

Employee Stock Purchase Plan - The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation is adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay during each offering period to purchase common stock. Purchases are made on the last trading day of the offering period. The per share purchase price is 85% of the last transaction price per share of the Company’s common stock on the last trading day of the offering period.

Subsequent to the adoption of SFAS 123(R), the Company recognizes compensation expense for its Employee Stock Purchase Plan for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase. As a result, the Company incurred $133.4 thousand of expense during the year ended December 31, 2005. Activity related to the Company’s Employee Stock Purchase Plan for the periods presented is as follows:

	Shares Issued	Issuance Price	Proceeds
	(amounts in thousands, except issuance price)
For the Year Ended December 31, 2005:
March 31, 2005	29.7	$14.62	$434
June 30, 2005	18.5	$14.51	$268
September 30, 2005	27.6	$10.07	$278
December 30, 2005	21.9	$9.63	$211
Total	97.7	$12.19	$1,191
For the Year Ended December 31, 2004:
March 31, 2004	11.3	$24.14	$273
June 30, 2004	15.2	$19.41	$295
September 20, 2004	9.9	$23.15	$229
December 31, 2004	5.5	$20.39	$112
Total	41.9	$16.92	$909
For the Year Ended December 31, 2003:
March 31, 2003	20.3	$11.31	$230
June 30, 2003	12.5	$14.69	$184
September 30, 2003	14.6	$14.57	$213
December 31, 2003	10.8	$17.81	$192
Total	58.2	$14.07	$819

(19) Disclosure about Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Mortgage loan portfolio - The mortgage loan portfolio’s fair value is determined by the projected carrying cost or a market price based upon estimated securitization prices. The fair value of the principal balance of the mortgage loan portfolio at December 31, 2005 and 2004 is $6.4 billion and $6.0 billion, respectively. At December 31, 2005 and 2004, the carrying values of the net mortgage loan portfolio on the consolidated balance sheet are $6.4 billion and $6.0 billion, respectively, net of allowance for loan losses.

Mortgage bonds - Mortgage bonds are held in other assets on the consolidated balance sheets at a fair value of $1.2 million and $1.3 million at December 31, 2005 and 2004, respectively. The mortgage bonds’ fair value is based on the remaining principal and interest cash flows at December 31, 2005 and 2004, discounted at 15% which is based on the Company’s required yield versus the perception of risk on the bond.

Derivative instruments -Derivative instruments are recorded at fair value on the consolidated balance sheets at December 31, 2005 and 2004 using broker and/or counterparty valuations.

Mortgage servicing rights - Mortgage servicing rights are initially recorded at cost and subsequently amortized in proportion to and over the period of the anticipated net cash flows from servicing the loans to arrive at the carrying value. Fair value of the mortgage servicing rights is based on independent appraisals. The fair value of the mortgage servicing rights at December 31, 2005 and 2004 is $156.1 million and $155.1 million, respectively. At December 31, 2005 and 2004, the carrying value of the mortgage servicing rights is $129.7 million and $99.0 million, respectively.

Securitization financing - Securitization financing is the debt associated with the asset-backed securitizations and is floating with interest rates that adjust to market rates. The carrying values for securitization financing at December 31, 2005 and 2004 approximate fair value.

Warehouse financing - Warehouse financing is secured by unsecuritized mortgage loans and is floating with interest rates that adjust to market rates, and accordingly the carrying value is considered a reasonable estimate of fair value.

(20) Commitments and Contingencies

Leases

The Company’s subsidiaries are obligated under non-cancelable operating leases for real property and equipment, and certain real property lease commitments contain renewal options. Minimum annual rental payments as of December 31, 2005 are as follows:

	Real Property	Equipment	Total
Years Ending December 31,	($ in thousands)
2006	$6,607	$4,408	$11,015
2007	5,994	2,691	8,685
2008	5,782	1,707	7,489
2009	5,800	1,449	7,249
2010	5,650	1,273	6,923
Thereafter	23,936	2,227	26,163
Total	$53,769	$13,755	$67,524

For the years ended December 31, 2005, 2004, and 2003, rental and lease expense amounted to $13.0 million, $9.6 million, and $8.7 million, respectively.

Mortgage Loans

As of December 31, 2005 and 2004, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of $262.6 million and $240.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

From May 1996 to July 5, 2001, the Company securitized its mortgage loans in off balance sheet transactions, of which $391.9 million are still outstanding as of December 31, 2005. In connection with these mortgage loans as well as in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of December 31, 2005 those subsidiaries did not have any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The Company accrues an estimate for the fair value of those obligations. The Company’s subsidiaries are also subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of December 31, 2005 and 2004, the liability recorded for premium recapture expense and for obligations to repurchase mortgage loans was $0.4 million and $0.1 million, respectively and was included within gain on sale of assets in the consolidated statements of operations.

Mortgage Servicing Rights

The Company is committed to purchasing third party servicing rights for an additional $3.9 billion unpaid principal balance of third party mortgage loans during the first quarter of 2006, of which $3.0 billion had been purchased as of February 2006 for $23.5 million.

Impact of Hurricane Katrina

In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. The Company is still in the process of evaluating its mortgage loan portfolio in the affected areas for collectibility and evaluating its MSRs and real estate owned for impairment. The percentage of the Company’s mortgage loan portfolio and the loans underlying the MSRs in the federally declared disaster areas was 2% and 1%, respectively, as of December 31, 2005. While we have received a substantial amount of property inspection reports from the impacted area, assessing the extent to which insurance coverage exists continues to be challenging. Also, many insurance policies exclude coverage for flood damage. Therefore, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments of how much of the damage was due to wind versus flooding. Estimates of the full extent of real estate losses may take some time to calculate due to these insurance challenges. The collectibility of the Company’s mortgage loan portfolio and valuation of the Company’s MSRs and real estate owned may be impacted by this exposure due to higher delinquency and foreclosure rates, increased servicer advances due to non-payment of mortgage loans, increased loss severities, and added servicing costs needed to effectively and efficiently service these loans as these loans will require increased contact with the borrower to ensure that timely payments are rendered. Foreclosure timelines are likely to lengthen as a result of increased conflict between insurers and homeowners relating to coverage under applicable flood or homeowners insurance policies.

The total recorded investment in impaired loans within the mortgage loan portfolio related to Hurricane Katrina is $102.4 million at December 31, 2005. The Company recorded an allowance as of December 31, 2005 of $4.5 million in connection with probable estimated losses in its mortgage loan portfolio due to Hurricane Katrina. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which the Company had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated and a range of estimated percentage of loss severity was applied using different insurance coverage scenarios.

The Company also recorded an additional MSR impairment related to the foregoing matter of $0.2 million as of December 31, 2005. This amount was determined based on an analysis of the specific pool of serviced mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The unpaid principal balances of the pool of serviced mortgage loans were accumulated, and a percentage of loss was then applied to each segment to determine the amount of loan principal at risk. The resulting amount of loan principal at risk was then applied to the total MSR balance to determine the impact of impairment.

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

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, the Company is not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. A subsidiary, Saxon Mortgage Services, Inc., is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and law firm hired by a number of defendants, including Saxon Mortgage Services, Inc., to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the Plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. At the present time, the Company cannot predict the outcome of the case and cannot reasonably estimate a range of possible loss given the current status of the litigation. As such, no amounts have been accrued in the accompanying consolidated financial statements. There were no significant developments in this legal proceeding in the quarter ended December 31, 2005. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The Plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by the Company’s subsidiary, America’s MoneyLine, Inc. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the accompanying consolidated financial statements. There were no significant developments in this legal proceeding in the quarter ended December 31, 2005.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, alleging, on behalf of themselves and similarly situated Ohio borrowers, that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or the Company does not otherwise prevail in the matter, it could suffer material losses, although the Company intends to vigorously defend this lawsuit. At the present time, the Company cannot predict the outcome of this case.

Insurance Policies

As of December 31, 2005, the Company carried a primary directors and officers liability insurance policy for $10.0 million, excess directors' and officers' liability insurance policies totaling $40.0 million and a key man life insurance policy in the amount of $4.8 million. In addition, the Company carried a banker’s professional liability/lenders liability policy, a fiduciary liability insurance policy and an employment practices liability policy for $10.0 million each; a mortgage protection insurance policy with a mortgagee interest limit of $20.0 million and a mortgagee liability limit of $10.0 million; a financial institutions bond and computer crime policy with an aggregate limit of $32.0 million and a per loss limit ranging from $0.2 million to $16.0 million; a commercial umbrella policy of $15.0 million; a commercial general liability policy with a $5.0 million aggregate limit and a per occurrence limit ranging from $0.1 to $1.0 million; a property insurance policy with a blanket limit of $11.4 million and per loss limits ranging from $0.1 million to $2.0 million; a workers compensation insurance policy and a business automobile insurance policy, each with a $1.0 million per occurrence limit; and an employed lawyers liability insurance policy with a $1.0 million aggregate limit and a $1.0 million per occurrence limit. For the years ended December 31, 2005, 2004, and 2003, insurance expense amounted to $3.1 million, $3.7 million, and $2.8 million, respectively.

Other

The Company is committed to purchasing PeopleSoft software in 2006 for $0.8 million.

(21) Related Party Transactions

At December 31, 2005 and 2004, the Company had $6.0 million and $9.0 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for officers and employees of the Company. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to officers and employees, the Company waives loan origination fees that otherwise would be paid to the Company by the borrower and reduces the interest rate by 25 basis points from the market rate. As of December 1, 2002, the Company ceased to renew or make new loans to its executive officers or directors. As of October 3, 2005, the Company no longer renews or makes any new loans to any of its employees. The Company has not made loans to any of its outside directors.

On June 16, 2005, the Company purchased the home of W. Michael Head, its Vice President and Director of Human Capital, and his wife for $0.5 million, in connection with Mr. Head’s hiring by the Company and relocation to Richmond, Virginia. The Company determined the purchase price based on the lower of the price at which the property was listed for sale, and the market value as determined by a licensed appraiser. At December 31, 2005, the home was for sale at a listing price of $0.4 million, and was recorded at its net realizable value of $0.4 million on the consolidated balance sheets.

(22) Retail Branches

In an effort to improve productivity levels and increase efficiency in its retail operations, the Company has implemented strategic initiatives that have resulted in the closing and/or divestiture of many of its retail branches in various locations.

During the year ended December 31, 2005, the Company closed retail branches located in: Indiana; Nebraska; New York; California; Colorado; Pennsylvania; Louisiana; Nevada; Florida; Georgia; and Illinois. During the year ended December 31, 2005, the Company recognized $0.5 million, $0.2 million, and $0.2 million for termination benefits, contract termination costs, and other associated costs, respectively. These costs are included in the condensed consolidated statements of operations under payroll and related expenses for termination benefits, and under general and administrative expenses for contract termination and other associated costs, and allocated to the Company’s mortgage loan production segment. The Company expects to incur $0.3 million in additional expenses related to these branch closings during 2006, and has recorded a liability for this amount as of December 31, 2005.

Also, during the second quarter of 2005, the Company’s subsidiary entered into an agreement to divest a portion of its retail branches to Bravo Credit Corporation, a wholly owned subsidiary of ECC Capital, Inc. Under this agreement, Bravo Credit Corporation acquired five branches from America’s MoneyLine, located in Connecticut, Maryland, North Carolina, New Jersey, and Texas, and offered employment to all America’s MoneyLine employees at those five retail branches as well as the Florida branch. Because Bravo Credit Corporation assumed all lease and associated costs of the five divested branches, the Company did not incur any material contract termination or other associated costs with respect to its divestiture of these branches. Because of the offer of employment to all employees at the five divested America’s MoneyLine branches as well as the Florida branch, the Company also did not incur any material severance costs with respect to these six branches. The Company recorded a gain relating to the sale of these branches of $23.3 thousand during the year ended December 31, 2005.

(23) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the years ended December 31, 2004 and 2003 has been restated to reflect a change in the composition of its reportable segments.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The portfolio segment also records servicing expense associated with the cost of servicing its mortgage loan portfolio. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its eight branch offices. The mortgage loan production segment also records interest income, interest expense, servicing expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. This segment also collects revenues such as origination and underwriting fees and certain nonrefundable fees that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segments. The production segment is also the legal entity named as master servicer for some third party loans, and as such, records fees received for these services as servicing income. The servicing segment services loans the production segment originates or purchases as well as third party loans, seeking to ensure that loans are repaid in accordance with their terms.

	For the Year Ended December 31, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$414,983	$40,192	$(37)	$3,520	$458,658
Interest expense	(255,276)	(13,055)	—	4,522	(263,809)
Intercompany interest	(4,096)	4,714	(618)	—	—
Net interest income	155,611	31,851	(655)	8,042	194,849
Provision for mortgage loan losses	(41,103)	(1,241)	—	—	(42,344)
Net interest income after provision for mortgage loan losses	114,508	30,610	(655)	8,042	152,505
Servicing income, net of amortization and impairment	—	3,013	96,690	(28,481)	71,222
Derivative gains (losses)	32,436	—	—	—	32,436
Gain/(loss) on sale of mortgage assets	(5,128)	79,199	(19,500)	(52,212)	2,359
Total net revenues and gains	141,816	112,822	76,535	(72,651)	258,522
Payroll, general and administrative, and other expenses	73,033	79,207	19,938	(24,496)	147,682
DepreciationOperating expenses	170	3,641	2,302	—	6,113
Total operating expenses	73,203	82,848	22,240	(24,496)	153,795
Income (loss) before taxes	68,613	29,974	54,295	(48,155)	104,727
Income tax expense (benefit)	2,511	11,861	21,485	(41,759)	(5,902)
Income (loss) before cumulative effect of change in accounting principle	$66,102	$18,113	$32,810	$(6,396)	$110,629
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income (loss)	$66,133	$18,113	$32,810	$(6,396)	$110,660

	For the Year Ended December 31, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$352,784	$44,706	$11	10,344	$407,845
Interest expense	(141,932)	(9,957)	(1,889)	1,280	(152,498)
Intercompany interest	(2,017)	(1,722)	3,739	—	—
Net interest income	208,835	33,027	1,861	11,624	255,347
Provision for mortgage loan losses	(27,970)	(3,657)	—	—	(31,627)
Net interest income after provision for mortgage loan losses	180,865	29,370	1,861	11,624	223,720
Servicing income, net of amortization and impairment	—	2,967	45,837	(20,544)	28,260
Derivative gains (losses)	(510)	—	—	—	(510)
Gain on sale of mortgage assets	—	3,469	31	—	3,500
Total net revenues and gains	180,355	35,806	47,729	(8,920)	254,970
Payroll, general and administrative, and other expenses	47,986	74,161	33,725	(18,134)	137,738
Depreciation	1,171	2,615	2,137	—	5,923
Total operating expenses	49,157	76,776	35,862	(18,134)	143,661
Income (loss) before taxes	131,198	(40,970)	11,867	9,214	111,309
Income tax expense (benefit)	5,510	(16,294)	4,720	11,051	4,987
Net income (loss)	$125,688	$(24,676)	$7,147	$(1,837)	$106,322

	For the Year Ended December 31, 2003
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$317,263	$33,574	$14	—	$350,851
Interest expense	(105,897)	(12,432)	(2,840)	876	(120,293)
Intercompany interest	(1,991)	(868)	2,859	—	—
Net interest income	209,375	20,274	33	876	230,558
Provision for mortgage loan losses	(19,347)	(17)	—	—	(19,364)
Net interest income after provision for mortgage loan losses	190,028	20,257	33	876	211,194
Servicing income, net of amortization and impairment	—	2,598	39,913	(15,297)	27,214
Derivative gains (losses)	(23,885)	—	—	—	(23,885)
Gain on sale of mortgage assets	—	34,945	175	(32,587)	2,533
Total net revenues and gains	166,143	57,800	40,121	(47,008)	217,056
Payroll, general and administrative, and other expenses	21,077	75,154	24,433	(15,275)	105,389
Depreciation	2,010	295	1,575	—	3,880
Total operating expenses	23,087	75,449	26,008	(15,275)	109,269
Income (loss) before taxes	143,056	(17,649)	14,113	(31,733)	107,787
Income tax expense (benefit)	51,375	(7,512)	8,048	(11,806)	40,105
Net income (loss)	$91,681	$(10,137)	$6,065	$(19,927)	$67,682

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	December 31, 2005	December 31, 2004	December 31, 2003
Segment Assets:
Portfolio	$6,768,778	$6,157,895	$4,789,566
Servicing	315,039	208,843	138,004
Total segment assets	7,083,817	6,366,738	4,927,570

Corporate assets	148,261	141,791	103,932
Total assets	$7,232,078	$6,508,529	$5,031,502

(24) Regulatory Requirements

The Company and its wholly-owned subsidiaries are subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates. The most stringent net worth requirement imposed upon the Company is imposed by Ginnie Mae in connection with the Company being an approved seller/servicer on behalf of Ginnie Mae. The table below summarizes the Ginnie Mae net worth requirements as of December 31, 2005 and 2004, respectively.

	2005	2004
	($ in thousands)
Ginnie Mae Net Worth Requirement	$275	$275
Adjusted Net Worth, as defined under contractual agreements with Ginnie Mae	$578,765	$611,224
Excess Net Worth	$578,490	$610,949

In the event the Company becomes in default of these minimum net worth requirements, Ginnie Mae maintains the contractual right to suspend or terminate the Company’s status as a servicer.

(25) Restatement

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, the Company determined that it needed to restate prior financial results to correct the way it has historically accounted for derivatives.

On December 5, 2005, the staff of the SEC expressed their views regarding the appropriate application of hedge accounting. The Company subsequently re-evaluated its application of hedge accounting and determined that it was inappropriately applying hedge accounting to its derivatives. Prior to this re-evaluation, the Company had believed that its accounting was consistent with GAAP.

Previously, changes in the fair value of cash flow hedges were recorded in other comprehensive income, net of income taxes, and the change in the fair value of previous fair value hedges were recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans.

The Company's designation of its derivative instruments as cash flow hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS 133 with regard to documentation and effectiveness testing. Additionally, the Company's designation of its derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 did not meet the requirements of SFAS 133 with regard to hedging similar assets. As a result, the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated from the amounts previously reported to account for the derivative instruments as undesignated derivatives with all changes in the fair value of the derivative instruments recognized in the consolidated statements of operations.

In addition, the Company restated certain amounts previously recorded in interest income to provision for loan loss and servicing income for the years ended December 31, 2004 and 2003.

The following tables summarize the effects of the restatement.

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
For the Year Ended December 31,:
Interest income	$395,347	$407,845	$333,064	$350,851
Interest expense	155,805	152,498	123,303	120,293
Provision for loan loss	(41,647)	(31,627)	(33,027)	(19,364)
Servicing income, net of amortization and impairment	33,636	28,260	32,134	27,214
Derivative gains (losses)	—	(510)	—	(23,885)
Other expense	4,827	6,042	1,739	1,252
Income tax expense (benefit)	(12,980)	4,987	36,509	40,105
Net income	105,565	106,322	65,136	67,682
Earnings per share - basic	3.04	3.06	2.28	2.37
Earnings per share - diluted	2.89	2.91	2.16	2.25

As of December 31,:
Mortgage loan portfolio	6,027,620	5,997,376
Derivative assets	16,573	17,568
Other assets	84,898	83,865
Derivative liabilities	1,809	2,636
Deferred tax asset (liability)	27,825	27,506
Other comprehensive loss	(3,842)	(474)

Statement of Cash Flows Information:
Operating Activities:
Net cash provided by operating activities	$99,918	$97,445	$83,725	$45,546
Net cash provided by financing activities	$1,363,268	$1,370,960	$846,515	$878,316

* * * * * *

Supplementary Data

Summary of Selected Quarterly Results (unaudited)

	Saxon Capital, Inc.
	2005				2004
	For the Quarter Ended
	Dec. 31	Sept. 30(2)	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	($ in thousands, except per share amounts)
Net interest income, as previously reported	$40,534	$46,610	$50,070	$58,891	$56,980	$61,724	$63,006	$57,832
Net interest income, as restated (1)	40,534	47,294	49,590	57,431	59,120	61,366	68,767	66,094
Provision for loan losses, as previously reported	(11,516)	(19,369)	(13,483)	(5,699)	(12,879)	(14,730)	(10,160)	(3,878)
Provision for loan losses, as restated (1)	(11,516)	(19,092)	(9,428)	(2,308)	(9,623)	(10,775)	(6,810)	(4,419)
Net interest income after provision for loan losses, as previously reported	29,018	27,241	36,587	53,192	44,101	46,994	52,846	53,954
Net interest income after provision for loan losses, as restated (1)	29,018	28,202	40,162	55,123	49,497	50,591	61,957	61,675
Derivatives gains (losses), as previously reported	—	—	—	—	—	—	—	—
Derivatives gains (losses), as restated (1)	6,396	19,890	(15,084)	21,234	4,517	(15,790)	23,220	(12,457)
Net income, as previously reported	$17,754	$11,610	$19,398	$31,735	$30,140	$38,285	$17,448	$19,692
Net income, as restated (1)	$17,754	$31,909	$7,028	$53,969	$37,907	$13,788	$35,697	$18,930
Basic earnings per common share, as previously reported	$0.36	$0.23	$0.39	$0.64	$0.60	$1.21	$0.61	$0.69
Basic earnings per common share, as restated (1)	$0.36	$0.64	$0.14	$1.08	$0.76	$0.44	$1.24	$0.66
Diluted earnings per common share, as previously reported	$0.35	$0.23	$0.38	$0.63	$0.60	$1.14	$0.56	$0.63
Diluted earnings per common share, as restated (1)	$0.35	$0.63	$0.14	$1.07	$0.76	$0.41	$1.14	$0.60
________________
(1)	See Note 25 to the consolidated financial statements.
(2)
During the third quarter of 2005, the Company recorded a cumulative adjustment to increase income tax benefit and increase deferred tax asset of approximately $3.7 million to correct the amortization of the net prepaid liability created by the tax on intercompany gains and losses related to the sales of mortgage loans and servicing advance receivables from the taxable REIT subsidiary to the qualified REIT subsidiary. The Company does not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the quarters ended September 30, 2004; December 31, 2004; March 31, 2005; and June 30, 2005; as of and for the year ended December 31, 2004; nor is the cumulative adjustment recorded in the third quarter of 2005 material, in the aggregate, to the financial statements as of and for the year ending December 31, 2005. The adjustment had no impact on cash flows, taxable income or the amount of dividends declared for any of these periods.

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
10.15
Pooling and Servicing Agreement, dated as of March 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (9)

10.16
Pooling and Servicing Agreement, dated as of May 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (10)

10.17
Pooling and Servicing Agreement, dated as of September 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (11)

10.18
Sale and Servicing Agreement, dated as of February 1, 2004, among Saxon Asset Securities Trust 2004-1, as issuer, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (12)

10.19
Sale and Servicing Agreement, dated as of July 1, 2004, among Saxon Asset Securities Trust 2004-2, as issuer, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (13)

10.20
Sale and Servicing Agreement, dated as of October 1, 2004, among Saxon Asset Securities Trust 2004-3, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (14)

10.21
Sale and Servicing Agreement, dated as of January 1, 2005, among Saxon Asset Securities Trust 2005-1, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (15)

10.22*	Form of Notice of Restricted Stock Unit Grant for Employees and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (16)
10.23*	Restricted Stock Unit Agreement of James V. Smith dated January 27, 2005. (16)
10.24*	Restricted Stock Unit Agreement of Jeffrey A. Haar dated January 27, 2005. (16)
10.25*	Form of Notice of Restricted Stock Unit Grant for Employees with Employment Agreement and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (16)
10.26*	Restricted Stock Unit Agreement of Michael L. Sawyer dated January 27, 2005. (16)
10.27*	Restricted Stock Unit Agreement of Robert B. Eastep dated January 27, 2005. (16)
10.28*	Restricted Stock Unit Agreement of Bradley D. Adams dated January 27, 2005. (16)
10.29*	Form of Notice of Restricted Stock Unit Grant for Non-Employee Directors and Restricted Stock Unit Agreement under 2001 Stock Incentive Plan. (16)
10.30*	Restricted Stock Unit Agreement of Richard A. Kraemer dated January 27, 2005. (16)
10.31*	Restricted Stock Unit Agreement of David D. Wesselink dated January 27, 2005. (16)
10.32*	Restricted Stock Unit Agreement of Thomas J. Wageman dated January 27, 2005. (16)
10.33*	Form of Employment Agreement of David L. Dill, dated March 2, 2005.
10.34*	Form of Employment Agreement of James V. Smith, dated March 2, 2005.
10.35	Lease Agreement by and between Highwoods Realty Limited Partnership and SCI Services, Inc. dated May 10, 2004, as amended
10.36
Sale and Servicing Agreement, dated as of May 1, 2005, among Saxon Asset Securities Trust 2005-2, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (17)

10.37
Sale and Servicing Agreement, dated as of September 1, 2005, among Saxon Asset Securities Trust 2005-3, as issuer, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (18)

10.38
Pooling and Servicing Agreement, dated as of December 1, 2005, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (19)

21	List of subsidiaries of Saxon Capital, Inc.
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

__________________

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005. Our Commission file number is 001-32447.

(2)	Incorporated herein by reference to Amendment No. 3 to our registration statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on June 18, 2004.

(3)
Incorporated by reference from Old Saxon’s Registration Statement on Form S-1 (No. 333-71052), as amended, declared effective by the Securities and Exchange Commission on January 15, 2002. Old Saxon is Saxon Capital, Inc., a Delaware corporation that is our predecessor.

(4)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004.

(5)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 27, 2001. Saxon Asset Securities Company’s Commission file number is 333-67170.

(6)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 14, 2002.

(7)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated July 10, 2002.

(8)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated November 8, 2002.

(9)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 6, 2003.

(10)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated May 29, 2003.

(11)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 16, 2003.

(12)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated February 19, 2004.

(13)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated July 27, 2004.

(14)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated October 27, 2004.

(15)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated January 25, 2005.

(16)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2005.

(17)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated June 7, 2005.

(18)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 29, 2005.

(19)	Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated December 21, 2005.

*	Executive Compensation Plan or Agreement.