Form 10-Q
period 2006-05-09
SAXON CAPITAL INC
filed 2006-05-09
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 1, 2006 there were 50,054,212 shares of our common stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
                                                Saxon Capital, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2006	December 31, 2005
Assets:
Cash	$14,190	$6,053
Trustee receivable	133,085	135,957
Accrued interest receivable, net of allowance for past due interest losses of $13,921 and $16,086 respectively	40,139	38,182

Mortgage loan portfolio	6,554,332	6,444,872
Allowance for loan losses	(31,663)	(36,639)
Net mortgage loan portfolio	6,522,669	6,408,233

Restricted cash	5,854	147,473
Servicing related advances	204,106	185,297
Mortgage servicing rights, net	143,748	129,742
Real estate owned	37,804	38,933
Derivative assets	32,765	19,954
Deferred tax asset	52,973	53,724
Other assets, net	63,405	68,530
Total assets	$7,250,738	$7,232,078
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$8,988	$8,357
Dividends payable	25,437	32,539
Warehouse financing	980,669	378,144
Securitization financing	5,599,832	6,182,389
Derivative liabilities	15,834	8,589
Other liabilities	24,710	28,925
Total liabilities	6,655,470	6,638,943
Commitments and contingencies - Note 10	—	—
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 50,054,212 and 50,001,909 as of March 31, 2006 and December 31, 2005, respectively	501	500
Additional paid-in capital	635,139	634,023
Accumulated other comprehensive loss, net of income tax of $(15) and $(16), respectively	(334)	(355)
Accumulated deficit	(40,038)	(41,033)
Total shareholders’ equity	595,268	593,135

Total liabilities and shareholders’ equity	$7,250,738	$7,232,078

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three MonthsEnded March 31,
	2006	2005 (as restated - see Note 12)
Revenues and Gains:
Interest income	$121,280	$112,422
Interest expense	(85,767)	(54,991)
Net interest income	35,513	57,431
Provision for mortgage loan losses	(577)	(2,308)
Net interest income after provision for mortgage loan losses	34,936	55,123
Servicing income, net of amortization and impairment	19,640	13,566
Derivative gains	10,639	21,234
(Loss) gain on sale of assets	(1,422)	1,701
Total net revenues and gains	63,793	91,624
Expenses:
Payroll and related expenses	17,749	21,751
General and administrative expenses	13,426	16,020
Depreciation	1,767	1,507
Other expense	1,540	1,704
Total operating expenses	34,482	40,982
Income before taxes	29,311	50,642
Income tax expense (benefit)	2,912	(3,327)
Net income	$26,399	$53,969
Earnings per common share:
Weighted average common shares - basic	50,015	49,850
Weighted average common shares - diluted	51,227	50,463
Basic earnings per common share	$0.53	$1.08
Diluted earnings per common share	$0.52	$1.07
Dividends declared per common share	$0.50	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2006 and 2005
(in thousands, except share and per share amounts)
(unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2006	50,001,909	$500	$634,023	$(355)	$(41,033)	$593,135
Issuance of common stock	52,303	1	336	—	—	337
Compensation expense for restricted stock	—	—	753	—	—	753
Share based compensation tax benefit			27			27
Dividends declared ($0.50 per common share)	—	—	—	—	(25,404)	(25,404)

Comprehensive income: Net income	—	—	—	—	26,399
Mortgage bonds:
Change in unrealized loss	—	—	—	23	—
Reclassification adjustment	—	—	—	(1)	—
Tax effect	—	—	—	(1)	—
Total comprehensive income	—	—	—	21	26,399	26,420

Balance as of March 31, 2006	50,054,212	$501	$635,139	$(334)	$(40,038)	$595,268

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total
Balance as of January 1, 2005 (as restated - see Note 12)	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	34,652	1	483	—	—	484
Compensation expense on restricted stock units	—	—	657	—	—	657
Stock option exercise tax benefit	—	—	3	—	—	3
Comprehensive income: Net income (as restated - see Note 12)	—	—	—	—	53,969
Mortgage bonds:
Change in unrealized loss	—	—	—	(124)	—
Reclassification adjustment	—	—	—	138	—
Tax effect	—	—	—	—	—
Total comprehensive income (as restated - see Note 12)	—	—	—	14	53,969	53,983
Balance as of March 31, 2005 (as restated - see Note 12)	49,884,038	$499	$626,266	$(460)	$15,895	$642,200

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005 (as restated - see Note 12)
Operating Activities:
Net income	$26,399	$53,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,832	13,062
Deferred income tax provision (benefit)	751	(5,479)
Impairment of assets	2,865	2,996
Non cash derivative gains	(5,003)	(9,073)
Loss (gain) on sale of assets	1,422	(1,701)
Provision for mortgage loan losses	577	2,308
Provision for past due interest losses	3,198	3,554
Compensation expense for share-based compensation plans	753	657
Increase in servicing related advances	(18,809)	(4,113)
Decrease in accrued interest receivable	154	514
Increase in accrued interest payable	631	165
Decrease (increase) in trustee receivable	2,872	(4,860)
Purchases of derivative instruments	(563)	(2,519)
Decrease in income tax receivable	3,880	5,823
Net change in miscellaneous assets and liabilities	(8,179)	(1,577)
Net cash provided by operating activities	34,780	53,726
Investing Activities:
Purchase and origination of mortgage loans	(754,613)	(814,261)
Principal payments received on mortgage loan portfolio	575,907	536,681
Proceeds from the sale of mortgage loans	42,086	165,957
Proceeds from the sale of real estate owned	15,233	12,114
Decrease in restricted cash	141,619	395
Acquisition of mortgage servicing rights	(30,728)	(21,798)
Capital expenditures	(3,594)	(1,977)
Net cash used in investing activities	(14,090)	(122,889)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	—	1,000,000
Proceeds from issuance of securitization financing-certificates	15,906	8,680
Debt issuance costs	(69)	(3,202)
Principal payments on securitization financing-bonds	(597,595)	(572,491)
Principal payments on securitization financing-certificates	(1,118)	—
Proceeds from (repayment of) warehouse financing, net	602,525	(331,577)
Proceeds received from issuance of stock	337	484
Payment of dividends	(32,539)	(28,909)
Net cash (used in) provided by financing activities	(12,553)	72,985
Net increase in cash	8,137	3,822
Cash at beginning of period	6,053	12,852
Cash at end of period	$14,190	$16,674
Supplemental Cash Flow Information:
Cash paid for interest	$(87,801)	$(57,059)
Cash received for income taxes	$1,746	$5,074
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$23,116	$19,784

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company. The unaudited consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are allowance for loan and past due interest losses, valuation of mortgage servicing rights, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income, and income taxes.

(c)	Stock Options

The Company adopted Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share Based Payment, on April 1, 2005 to account for its two share-based compensation plans, namely its 2001 Stock Incentive Plan and its 2004 Employee Stock Purchase Plan. The Company opted to utilize the modified prospective method of transition in adopting SFAS No. 123(R), thus prior periods were not restated. Prior to adopting SFAS No. 123(R), the Company accounted for its share based payments in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.

The following table illustrates that there would have been no effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option pricing model to options and restricted stock units granted to employees during the three months ended March 31, 2005. This is because all outstanding options were vested upon the Company’s conversion to REIT status in 2004, and restricted stock unit awards are accounted for similarly under either method.

Three MonthsEnded March 31, 2005
Net income	$53,969
Add: share-based compensation expense included in net income, net of related tax effects	694
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(694)
Pro forma net income	$53,969
Earnings per share:
Basic - as restated	$1.08
Basic - pro forma	$1.08
Diluted - as restated	$1.07
Diluted - pro forma	$1.07

(d)	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 did not have a material effect on the Company’s financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP further clarified the provisions of EITF 03-1 and reverts to other-than-temporary impairment guidance that predated the original effective date of EITF 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 on January 1, 2006 did not have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition or results of operations.

      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective the beginning of the first fiscal year beginning after September 15, 2006. At this time, management has not yet completed its assessment of the impact of the implementation of this statement.

(2) Subsequent Events

On April 27, 2006, the Company announced that it priced its private offering of $150 million of senior notes due 2014. The notes will bear interest at a fixed rate of 12% per annum. The closing of the private offering occurred on May 4, 2006. The Company intends to use the net proceeds from the proposed offering for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk.

On May 2, 2006, the Company closed a $494.7 million asset-backed securitization.

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

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic:
Net income	$26,399	$53,969
Weighted average common shares outstanding	50,015	49,850
Earnings per share	$0.53	$1.08

Diluted:
Net income	$26,399	$53,969
Weighted average common shares outstanding	50,015	49,850
Dilutive effect of stock options, warrants and restricted stock units	1,212	613
Weighted average common shares outstanding - diluted	51,227	50,463
Earnings per share	$0.52	$1.07

(4) Net Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005 were comprised of the following:

	March 31, 2006	December 31, 2005
	($ in thousands)
Securitized mortgage loans - principal balance	$5,448,404	$5,894,780
Unsecuritized mortgage loans - principal balance	992,350	439,632
Premiums, net of discounts	98,970	95,634
Deferred origination costs, net	12,121	12,100
Purchase accounting fair value adjustments	2,487	2,726
Total	6,554,332	6,444,872
Less allowance for loan losses	(31,663)	(36,639)
Net mortgage loan portfolio	$6,522,669	$6,408,233

      During the three months ended March 31, 2006, the Company completed the prefunding settlement of the Saxon Asset Securities Trust, or SAST, 2005-4 securitization of mortgage loans, totaling $140.4 million in principal balances and $1.6 million in unamortized basis adjustments.

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

The following table sets forth information about the Company’s mortgage loan portfolio composition based on product type as of March 31, 2006 and December 31, 2005.

	March 31, 2006 (1)	December 31, 2005 (1)
Floating adjustable rate mortgage loans	0.27%	0.27%
Interest-only adjustable rate mortgage loans	25.71%	26.21%
Two - five year hybrids (2)	38.15%	39.62%
40/30 adjustable rate mortgage loans (3)	4.32%	2.32%
Total adjustable rate mortgage loans	68.45%	68.42%

15 and 30 year fixed rate mortgage loans	24.44%	24.49%
Interest-only fixed rate mortgage loans	1.68%	1.75%
Balloons and other (4)	4.57%	4.84%
40/30 fixed rate mortgage loans (3)	0.86%	0.50%
Total fixed rate mortgage loans	31.55%	31.58%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of March 31, 2006 and December 31, 2005 of $144.0 million and $110.7 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
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

	Three MonthsEnded March 31,
	2006	2005
Performing mortgage loans sold:
Non conforming first lien mortgage loans	$—	$98,786
Conforming first lien mortgage loans (1)	25,313	19,487
Second lien mortgage loans	16,940	43,406
Total mortgage loans sold	42,253	161,679
Plus: basis adjustments	1,255	2,577
Less: cash received	42,086	165,957
(Loss) gain on sale of mortgage loans	$(1,422)	$1,701
      ___________
(1) Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac or Fannie Mae.

Concentrations of Risk

Properties securing the mortgage loans in the Company’s mortgage loan portfolio are geographically dispersed throughout the Unites States. At March 31, 2006, 30%, 19%, and 17% of the unpaid principal balance of mortgage loans in the Company’s mortgage loan portfolio were secured by properties located in the Southern region, California region, and Mid-Atlantic region, respectively. At December 31, 2005, 30%, 19%, and 16% of the unpaid principal balances were secured by properties located in these same regions, respectively. The remaining properties securing mortgage loans did not exceed 15% in any other region at either period end.

In recent years, mortgage loan production was also geographically concentrated in the Southern, Mid-Atlantic, and California regions. During the first quarter of 2006, these regions accounted for 29%, 25%, and 16%, respectively, of the Company’s collateral for mortgage loan production. During the first quarter of 2005, these regions accounted for 26%, 19%, and 27%, respectively, of the Company’s collateral for mortgage loan production.

 (5) Allowance for Loan and Past Due Interest Losses

     The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan and past due interest losses taking into account a variety of criteria including the contractual delinquency status, historical loss experience, and catastrophic environmental influences or natural disasters. The allowance for loan and past due interest losses is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan and past due interest losses for the mortgage loan portfolio is as follows:

	March 31, 2006	December 31, 2005
	($ in thousands)
Allowance for loan losses (1)	$31,663	$36,639
Allowance for past due interest (2)	13,921	16,086
Total allowance for loan and past due interest losses	$45,584	$52,725

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Beginning balance	$52,725	$37,310
Provision for loan losses (1)	577	2,308
Provision for past due interest (3)	2,564	2,455
Charge-offs	(10,282)	(8,493)
Ending balance	$45,584	$33,580
    _________
(1)
During the three months ended March 31, 2006, $0.1 million of the Company’s allowance for loan losses was reversed relating to Hurricane Katrina, which left a remaining allowance for probable losses related to Hurricane Katrina of $4.3 million.

(2)	Provided for within accrued interest receivable on the consolidated balance sheets.
(3)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of interest income on loans delinquent for 90 days or more.

      An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing the Company’s allowance for loan and past due interest losses. The Company’s roll rate analysis is defined as the historical progression of loans through the various delinquency categories. The Company’s static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating, and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to the Company within 90 days following the liquidation date. As of March 31, 2006, the Company is experiencing an 18-month average loss severity of 40% on its owned portfolio, and this is the assumption currently used in the loan loss allowance model. The 40% loss severity includes the following loss components: 12% for principal, 14% for past due interest, and 14% for advances and other costs. This average loss severity has increased over time because loss severities typically increase as a portfolio gets older.

(6) Mortgage Servicing Rights

As of March 31, 2006, the fair value of the mortgage servicing rights, or MSRs, in total was $173.5 million compared to $156.1 million as of December 31, 2005. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of March 31, 2006 was determined using prepayment assumptions ranging from 22% to 56% and discount rates ranging from 11% to 18%. The fair value as of December 31, 2005 was determined using prepayment assumptions ranging from 20% to 45% and discount rates ranging from 11% to 18%. The following table summarizes activity in mortgage servicing rights for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Beginning balance of MSRs, gross	$138,370	$106,619
Purchased	30,728	21,798
Amortization	(15,203)	(9,188)
Permanent impairment	—	(1,184)
Ending balance of MSRs, gross	$153,895	$118,045

Beginning balance of valuation allowance	$(8,628)	$(7,624)
Impairment	(1,519)	(1,505)
Permanent impairment	—	1,184
Ending balance of valuation allowance	(10,147)	$(7,945)
MSRs, net	$143,748	$110,100

As of March 31, 2006, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the MSRs for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

April 2006 through December 2006	$47,734
2007	45,110
2008	25,501
2009	14,516
2010	8,600
Thereafter	12,434
Total	$153,895

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
	($ in thousands)
Debt Outstanding
Warehouse financing - loans	$223,924	$154,339
Warehouse financing - servicing rights	36,600	—
Repurchase agreements - loans	711,974	215,158
Repurchase agreements - retained bond (1)	8,171	8,383
Repurchase agreements - mortgage bonds	—	264
Total warehouse financing	$980,669	$378,144

Securitization financing - servicing advances	$210,717	$195,929
Securitization financing - loans and real estate owned	5,389,115	5,986,460
Total securitization financing	$5,599,832	$6,182,389

Total	$6,580,501	$6,560,533
___________________
(1)
Class B-4 of the 2005-3 securitization was retained by the Company rather than being sold to third-party investors. The purchase price of the retained bond was financed using borrowing availability from the Company’s Greenwich repurchase agreement.

The following table summarizes the Company’s outstanding debt obligations as of March 31, 2006:

As of March 31, 2006	Total	2006	2007	2008	2009	2010	Thereafter
($ in thousands)
Warehouse financing - loans	$223,924	$223,924	$—	$—	$—	$—	$—
Warehouse financing - servicing rights	36,600	36,600
Repurchase agreements - loans, retained bond and mortgage bonds (1)	720,145	720,145	—	—	—	—	—
Securitization financing - servicing advances	210,717	125,717	—	85,000	—	—	—
Securitization financing - net interest margin, loans and real estate owned (2)	5,389,115	2,240,854	1,528,696	860,055	485,513	273,997	—
Total outstanding debt obligations	$6,580,501	$3,347,240	$1,528,696	$945,055	$485,513	$273,997	$—
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Interest on the warehouse financing and repurchase facilities is based on a margin over the London Interbank Offered Rate, or LIBOR, with the margin above LIBOR varying by facility and depending on the type of asset that is being financed.  As of March 31, 2006, these margins ranged from 0.6% to 1.9%. The weighted average interest rate on these borrowings outstanding at March 31, 2006 and December 31, 2005 was 5.49% and 5.10%, respectively. Interest on the securitization financing is either based on a fixed rate or is based on a margin above LIBOR varying by securitization deal and the type of asset that is being financed. As of March 31, 2006, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.09% to 4.0%.

A summary of interest expense and the weighted average cost of funds for the three months ended March 31, 2006, and 2005 is as follows:

	Three MonthsEnded March 31,
	2006	2005
	($ in thousands)
Interest Expense
Warehouse financing - loans	$893	$1,166
Warehouse financing - servicing rights	73	—
Repurchase agreements	5,704	1,749
Securitization financing	77,841	51,081
Other (1)	1,256	995
Total	$85,767	$54,991

Weighted Average Cost of Funds
Warehouse financing - loans	1.77%	2.71%
Warehouse financing - servicing rights	3.55%	—
Repurchase agreements	5.28%	3.27%
Securitization financing	5.23%	3.56%
Other	—	—
Total	5.20%	3.59%
    ________________
    (1)   Represents primarily facility, commitment, and non-use fees as well as lender paid private mortgage insurance.

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of March 31, 2006, the Company was in compliance with all its covenants under the respective borrowing agreements.

(8) Derivatives

The Company may use a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures, and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. The Company accounts for all of its derivative financial instruments as undesignated derivative instruments. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 33 months. The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows. Derivative gains totaled $10.6 million and $21.2 million for the three months ended March 31, 2006 and 2005, respectively. The components of these derivative gains consist of the following:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Non cash fair value gain	$5,003	$9,073
Cash settlements, net	5,747	12,335
Broker commissions	(89)	(194)
Interest on margin	(22)	20
Total	$10,639	$21,234

(9) Share-Based Compensation Plans

Compensation cost charged against income for the Company’s share-based compensation plans was $0.8 million and $0.7 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

Stock Options - The following table summarizes the transactions relating to the Company’s stock options for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006 (includes 6,000 exercisable options with a remaining contractual life of 5.8 years outstanding under the Stock Incentive Plan)	6,000	$10.10
Options granted	—	—
Options exercised	(3,000)	$10.10
Options cancelled	—	—
Options outstanding, March 31, 2006 (includes 3,000 exercisable options with a remaining contractual life of 5.6 years outstanding under the Stock Incentive Plan)	3,000	$10.10

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2006 and March 31, 2005 was $30.3 thousand and $50.5 thousand, respectively. The actual tax benefit realized for the tax deductions from option exercises under share-based payment arrangements were immaterial for the three months ended March 31, 2006 and March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $0.4 thousand and $34.5 thousand, respectively. The total intrinsic value of options outstanding and exercisable as of March 31, 2006 was $1.0 thousand.

Restricted Stock Units - The Company recognizes compensation expense for outstanding restricted stock units over their vesting periods for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the common shares underlying the restricted stock units on the grant date. As of March 31, 2006, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

A summary of the status of the Company’s nonvested restricted stock units as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	840,000	$20.19
Granted	—	$—
Vested	(20,000)	$20.29
Forfeited	—	$—
Nonvested at March 31, 2006	820,000	$20.19

Employee Stock Purchase Plan - The Company recognizes compensation expense for its Employee Stock Purchase Plan for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase. As a result, the Company incurred $45.9 thousand of expense during the three months ended March 31, 2006. The Company issued 29.3 thousand shares of common stock at $8.87 per share for a total of $0.3 million in proceeds during the first quarter of 2006.

(10) Commitments and Contingencies

Mortgage Loans

As of March 31, 2006 and December 31, 2005, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of $261.4 million and $262.6 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

From May 1996 to July 5, 2001, the Company securitized its mortgage loans in off balance sheet transactions, of which $354.5 million are still outstanding as of March 31, 2006. In connection with these mortgage loans as well as in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of March 31, 2006 those subsidiaries did not have any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The Company accrues an estimate for the fair value of those obligations. The Company’s subsidiaries are also subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of March 31, 2006 and December 31, 2005, the liability recorded for premium recapture expense and for obligations to repurchase mortgage loans was $0.3 million and $0.4 million, respectively and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Mortgage Servicing Rights

The Company is committed to purchasing third party servicing rights for an additional $0.9 billion unpaid principal balance of third party mortgage loans during the second quarter of 2006, of which $0.1 billion have been purchased as of April 30, 2006 for $0.7 million.

Legal Matters

Because the Company is subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. With respect to each matter in which class action status has been asserted, in the event class action status is certified, if there is an adverse outcome or we do not otherwise prevail in each of the following matters, we could suffer material losses, although we intend to vigorously defend each of these lawsuits. The following is a summary of litigation matters that could be significant. At this time, the Company cannot predict the outcome of these matters. Accordingly, no amounts have been accrued in the accompanying consolidated financial statements.

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

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The Plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by the Company’s subsidiary, America’s MoneyLine, Inc. There were no significant developments in this legal proceeding in the quarter ended March 31, 2006.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this legal proceeding in the quarter ended March 31, 2006.

      Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. The Company’s subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that Saxon Mortgage Services and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court.

(11) Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The portfolio segment also records servicing expense associated with the cost of servicing its mortgage loan portfolio. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its eight branch offices. The mortgage loan production segment also records interest income, interest expense, servicing expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. This segment also collects revenues such as origination and underwriting fees and certain nonrefundable fees that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segments. The production segment is also the legal entity named as master servicer for some third party loans, and as such, records fees received for these services as servicing income. The servicing segment services loans the production segment originates or purchases as well as third party loans, seeking to ensure that loans are repaid in accordance with their terms. The data presented below for “Gain (loss) on sale of mortgage assets” includes third party sales as well as intercompany gains (losses) on sales of mortgage assets such as loans and servicing advances. The intercompany gains (losses) are eliminated at the consolidated level.

	Three Months Ended March 31, 2006
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$109,974	$14,963	—	$(3,657)	$121,280
Interest expense	(77,841)	(7,853)	(73)	—	(85,767)
Intercompany interest	(1,226)	1,288	(62)	—	—
Net interest income (expense)	30,907	8,398	(135)	(3,657)	35,513
Provision for mortgage loan losses	(153)	(424)	—	—	(577)
Net interest income (expense) after provision for mortgage loan losses	30,816	7,912	(135)	(3,657)	34,936
Servicing income, net of amortization and impairment	—	752	26,975	(8,087)	19,640
Derivative gains	8,778	1,861	—	—	10,639
Loss on sale of mortgage assets	(1,242)	(1,621)	(7,320)	8,761	(1,422)
Total net revenues and gains	38,290	8,966	19,520	2,983	63,793
Payroll, general and administrative, and other expenses	11,636	17,471	11,648	(8,040)	32,715
DepreciationOperating expenses	89	1,133	545	—	1,767
Total operating expenses	11,725	18,604	12,193	(8,040)	34,482
Income (loss) before taxes	26,565	(9,638)	7,327	5,057	29,311
Income tax expense (benefit)	1,129	(3,827)	2,839	2,771	2,912
Net income (loss)	$25,436	$(5,811)	$4,488	$2,286	$26,399

	Three Months Ended March 31, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$103,039	$9,991	$(23)	$(585)	$112,422
Interest expense	(51,081)	(3,910)	—	—	(54,991)
Intercompany interest	(942)	863	79	—	—
Net interest income	51,016	6,944	56	(585)	57,431
Provision for mortgage loan losses	(1,375)	(933)	—	—	(2,308)
Net interest income after provision for mortgage loan losses	49,641	6,011	56	(585)	55,123
Servicing income, net of amortization and impairment	—	826	19,223	(6,483)	13,566
Derivative gains	21,234	—	—	—	21,234
Gain (loss) on sale of mortgage assets	—	17,428	(3,242)	(12,485)	1,701
Total net revenues and gains	70,875	24,265	16,037	(19,553)	91,624
Payroll, general and administrative, and other expenses	5,378	22,850	11,247	—	39,475
Depreciation	—	1,057	450	—	1,507
Total operating expenses	5,378	23,907	11,697	—	40,982
Income before taxes	65,497	358	4,340	(19,553)	50,642
Income tax expense (benefit)	1,716	142	1,726	(6,911)	(3,327)
Net income (loss)	63,781	216	2,614	(12,642)	$53,969

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	March 31, 2006	December 31, 2005
Segment Assets:
Portfolio	$6,739,551	$6,768,778
Servicing	347,854	315,039
Total segment assets	7,087,405	7,083,817

Corporate assets	163,333	148,261
Total assets	$7,250,738	$7,232,078

(12) Restatement

Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, the Company determined that it needed to restate prior financial results to correct the way it has historically accounted for derivatives.

On December 5, 2005, the staff of the SEC expressed their views regarding the appropriate application of hedge accounting. The Company subsequently re-evaluated its application of hedge accounting and determined that it was inappropriately applying hedge accounting to its derivatives. Prior to this re-evaluation, the Company had believed that its accounting was consistent with GAAP.

Previously, changes in the fair value of cash flow hedges were recorded in other comprehensive income, net of income taxes, and the change in the fair value of previous fair value hedges were recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. The Company currently accounts for all of its derivative financial instruments as undesignated derivative instruments with all changes in the fair value of the derivatives recorded in the consolidated statements of operations.

The Company's designation of its derivative instruments as cash flow hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with regard to documentation and effectiveness testing. Additionally, the Company's designation of its derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 did not meet the requirements of SFAS No. 133 with regard to hedging similar assets. As a result, the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been restated from the amounts previously reported to account for the derivative instruments as undesignated derivatives with all changes in the fair value of the derivative instruments recognized in the consolidated statements of operations.

In addition, the Company restated certain amounts previously recorded in interest income to provision for loan loss for the three months ended March 31, 2005.

The following tables summarize the effects of the restatement.

	2005
	As Previously Reported	As Restated

Statement of Operations:
Three Months Ended March 31:
Interest income	$114,063	$112,422
Interest expense	(55,172)	(54,991)
Net interest income	58,891	57,431
Provision for loan losses	(5,699)	(2,308)
Net interest income after provision for mortgage loan losses	53,192	55,123
Derivative gains	—	21,234
Total net revenues and gains	68,459	91,624
Other expense	1,411	1,704
Total operating expenses	40,689	40,982
Income before taxes	27,770	50,642
Income tax benefit	(3,965)	(3,327)
Net income	$31,735	$53,969
Earnings per share - basic	$0.64	$1.08
Earnings per share - diluted	$0.63	$1.07

Statement of Shareholders’ Equity:
Balance as of January 1, 2005:
Accumulated other comprehensive loss	$(3,842)	$(474)
Accumulated deficit	(2,850)	(38,074)
Total	$618,929	$587,073
Comprehensive income:
Net income	$31,735	$53,969
Mortgage bonds - tax effect	(6)	—
Cash flow hedging instruments - change in unrealized gain	22,119	—
Cash flow hedging instruments - reclassification adjustment	(255)	—
Cash flow hedging instruments - tax effect	212	—
Total comprehensive income	$53,819	$53,983
Balance as of March 31, 2005:
Accumulated other comprehensive income (loss)	$18,242	$(460)
Retained earnings	28,885	15,895
Total	$673,892	$642,200

Statement of Cash Flows:
Three Months Ended March 31:
Operating Activities:
Net income	$31,735	$53,969
Depreciation and amortization	18,688	13,062
Deferred income tax benefit	(6,324)	(5,479)
Impairment of assets	1,090	2,996
Non cash derivative gains	—	(9,073)
Provision for mortgage loan losses	5,699	2,308
(Recovery) provision for advanced interest losses	(536)	3,554
Compensation expense for share-based compensation plans	—	657
Purchases of derivative instruments	—	(2,519)

Decrease in income tax receivable	—	5,823
Net change in miscellaneous assets and liabilities	5,562	(1,577)
Net cash provided by operating activities	$45,919	$53,726
Investing Activities:
Principal payments received on mortgage loan portfolio	$536,250	$536,681
Net cash used in investing activities	$(123,320)	$(122,889)
Financing Activities:
Debt issuance costs	(3,441)	(3,202)
Proceeds from derivative instruments	8,477	—
Net cash provided by financing activities	$81,223	$72,985
Supplemental Cash Flow Information:
Cash paid for interest	$(55,121)	$(57,059)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 12 of the Notes to Consolidated Financial Statements, our consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been restated to reflect the elimination of the use of hedge accounting treatment under SFAS No. 133 for our derivative instruments as well as to make certain other restatements and reclassifications on the consolidated statements of operations. The accompanying management’s discussion and analysis gives effect to this restatement.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to, those addressed in “Part II - Item 1A. Risk Factors” and the following risks and uncertainties:

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

We access the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially using one of several different secured and committed warehouse lines of credit and repurchase agreement facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to March 31, 2006, we securitized $22.5 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization: (1) the mortgage loans we produce remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse and repurchase debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Board of Governors of the Federal Reserve System, or FRB, the residential mortgage loan market is the largest consumer finance market in the United States. According to the Mortgage Bankers Association of America, or MBAA, website as of April 12, 2006, lenders in the United States originated more than $2.7 trillion in one-to-four family mortgage loans in 2005. A substantial portion of the loan originations in 2005 was attributable to mortgage loan refinancings, and we believe this was a result of customers taking advantage of strong housing appreciation and increased mortgage product offerings in the marketplace. Additionally, customers benefited from the increased competition within the mortgage loan industry which kept interest rates low in spite of a slightly rising interest rate environment. According to the MBAA website as of April 12, 2006, lenders are expected to originate $2.4 trillion in single-family mortgage loans in 2006, reflecting an anticipated decrease in refinancing activity. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates.

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

Description of Other Data

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations, and our calculations of these data may be calculated differently than other registrants. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. These measures should be used only supplementally. See our consolidated financial statements and related notes included elsewhere in this report and see “Consolidated Results” for the reconciliations of these financial measures to GAAP. Descriptions of these financial measures are set forth below.

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

•	there are several differences between GAAP and tax methodologies for capitalization of origination expenses

•	there are differences between GAAP and tax related to the timing of recognition of income (loss) from derivative instruments; and

•	income of a taxable REIT subsidiary is generally included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income.

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

Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2005 Form 10-K.

First Quarter 2006 Events and Outlook

The non-conforming, residential mortgage industry has become increasingly competitive in recent years. Today, the industry is dominated by a small number of large companies. This market share domination has led to intense competition within the industry and has negatively impacted our profitability. Specifically, lenders in the industry have not raised interest rates in line with increases in market interest rates, which has reduced our net interest margin and negatively impacted our liquidity. Toward the end of 2005 and at the beginning of the first quarter of 2006, lenders in the industry began to raise interest rates marginally; but not commensurate with market interest rates and for the latter half of the first quarter of 2006, lenders in the industry began decreasing their rates once again. As a result, we expect to continue to experience margin compression in 2006. To compete effectively, we will be required to achieve and maintain a high level of operational, technological and managerial expertise and efficiencies, as well as an ability to attract capital at a competitive cost.

Throughout the first quarter of 2006, we experienced an increase in short-term borrowing interest rates and a continued increase in competitiveness of pricing within our industry. We also experienced slower prepayment speeds during the first quarter of 2006 as compared to the fourth quarter of 2005. This resulted in a substantial reduction in the net interest margin including prepayment penalty income on our mortgage loan portfolio. During the first quarter of 2006, we experienced an increase in the 2/3 year swap curve and six-month LIBOR curve, which positively impacted the fair value of our derivatives and increased our derivatives gains.

We have made significant progress in implementing our 2006 strategic initiatives during the first quarter of 2006. Specifically, we saw decreased total operating expenses during the first quarter of 2006 due to management’s continued focus on maximizing operating efficiencies, reducing production costs, and enhancing profitability. We have also begun the process of bidding on conduit loan pools and plan to launch our conduit bulk purchase process during the remainder of 2006. Finally, we plan to complete the implementation of our new web-based loan production system in the second quarter of 2006, which will improve our production process.

In summary, our production levels during the first quarter of 2006 were below our first quarter of 2005 production and were negatively impacted by intense pricing competition existing in the marketplace throughout the first quarter of 2006. In 2006, we expect to increase our mortgage loan production over levels achieved in 2005 through a more efficient process as a result of having adjusted to our new centralized loan production structure, the investments we have made in technology and our focus on controlling our general and administrative expenses. We also intend to continue to grow our mortgage loan portfolio and servicing portfolio in order to produce higher levels of net interest income and servicing income. However, we also expect short-term market interest rates to rise and competitive pressures to remain intense during 2006.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	amortization of yield adjustments to net interest income;

•	allowance for loan and past due interest losses;

•	mortgage servicing rights;

•	deferral of direct loan origination costs; and

•	accounting for income taxes.

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

Mortgage loan prepayments generally increase on our adjustable rate mortgage loans when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance of premiums to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. The majority of our penalties expire two to three years from origination. As of March 31, 2006, 72% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage loan portfolio will increase as these adjustable rate mortgage loans reach their initial adjustments during 2006 and 2007, due to the high concentration of two to three year hybrid loans we originated or purchased during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is 36% over twelve months.

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

Allowance for Loan and Past Due Interest Losses

The allowance for loan losses is established through the provision for mortgage loan losses, which is charged to earnings on a monthly basis. The allowance for past due interest losses is charged to earnings through interest income. The accounting estimate of the allowance for loan and past due interest losses is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan and past due interest losses and our results of operations. The assumptions used by management regarding these key estimates involve a great deal of judgment.

Provisions are made to the allowance for loan and past due interest losses for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO status. The allowance for loan and past due interest losses is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay as well as the underlying value of the collateral. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan and past due interest losses. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency categories. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we will adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

The allowance for loan and past due interest losses was impacted in the first quarter of 2006 primarily by a decrease in overall delinquencies since December 31, 2005. We are currently experiencing an 18-month average loss severity of 40% on our owned portfolio, and this is the assumption currently used in our loan loss allowance model. We did not make any significant changes in our reserve methodologies or assumptions during the first quarter of 2006.

Mortgage Servicing Rights

The valuation of MSRs requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affect the fair value and the rate of amortization of MSRs. Increasing prepayments attributable to increased mortgage refinancing activity result in a decline in the value of MSRs.

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

As a result of increased actual prepayment speeds and future prepayment speed assumptions applied to our third party servicing portfolio, we recorded a temporary impairment of $1.5 million on our MSRs for the first quarter of 2006. It is possible that we may experience, in whole or in part, a reversal of the temporary impairment if actual future prepayments are lower than our future prepayment speed assumptions. Every quarter we value the third-party portion of our loan servicing portfolio using a prepayment speed assumption which management believes is appropriate given the product mix of the third-party servicing portfolio. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights and is therefore re-evaluated every quarter.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting policy with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three months ended March 31, 2006 based on existing facts and circumstances. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates will be necessary if it is determined that the time spent and/or costs incurred related to performing the above activities have significantly changed from the previous period. This estimate is made for all loans originated in our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred. In the first quarter of 2006, we deferred $5.0 million in costs associated with originating loans and $4.6 million in nonrefundable fees related to mortgage loan originations. We also recorded net amortization of these deferred loan origination costs and fees of $0.6 million.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of March 31, 2006, we recorded $56.0 thousand as a valuation allowance on our deferred tax assets for capital losses incurred by a qualified REIT subsidiary during the first quarter of 2006 based on management’s belief that it is more likely than not that capital gains will not be generated within the next five years by the qualified REIT subsidiary to realize the benefit of this asset. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record additional valuation allowances on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from the remainder of our deferred tax assets.

We believe we have complied with the REIT provisions of the Internal Revenue Code for the three months ended March 31, 2006 and currently intend to continue to comply with such provisions in the future. Accordingly, we do not expect to be subject to federal or state income tax on net income that is distributed to shareholders as long as we continue to comply with the requirements necessary to maintain our qualification as a REIT. In the event that we do not qualify as a REIT in any year, we will be subject to federal and state income tax as a domestic corporation, and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries are subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information about our critical accounting policies, refer to our 2005 Form 10-K.

Consolidated Results

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Overview. Net income decreased $27.6 million, or 51%, to $26.4 million for the three months ended March 31, 2006 from $54.0 million for the three months ended March 31, 2005. This decrease was primarily the result of (1) a decrease of $21.9 million in net interest income due primarily to an increase in the cost of our borrowings, (2) a decrease in our derivative gains of $10.6 million, (3) a decrease in our gain on sale of assets of $3.1 million primarily due to the repurchase of mortgage loans previously sold that were paid off by the borrowers earlier than anticipated, and (4) a decrease in our income tax benefit of $6.2 million. These decreases were offset by (1) an increase in our servicing income of $6.0 million, related to our acquisition of significant amounts of servicing rights for third-party mortgage loans and (2) a decrease in our total operating expenses of $6.5 million. The two most influential factors currently affecting our net income in 2006 are the rising interest rate environment, which causes our interest expense to increase significantly, and intense competitive pricing within our industry which causes the interest rates we charge on our new loan production to be substantially lower in relation to our cost of funds than has historically been the case. These two factors compressed interest margins compared to the more favorable interest margins that we had experienced in prior years. Competitive pricing pressures began to ease somewhat at the end of 2005 and initially in the first quarter of 2006; however, we saw a number of large competitors lower interest rates during the majority of the first quarter of 2006 while cost of funds increased.

Revenues

Total Net Revenues and Gains. Total net revenues and gains decreased $27.8 million, or 30%, to $63.8 million for the three months ended March 31, 2006 from $91.6 million for the three months ended March 31, 2005. The decrease in total net revenues and gains was also attributable to an increase in the cost of our borrowings and decreases in our derivative gains and gains on sale of assets offset by an increase in our servicing income.

Interest Income. Interest income increased $8.9 million, or 8%, to $121.3 million for the three months ended March 31, 2006 from $112.4 million for the three months ended March 31, 2005. The increase in interest income was due primarily to the growth in our securitized mortgage loan portfolio and in increase of 11 basis points in the weighted average coupons on our mortgage loan portfolio.

As shown in the table below, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, our interest income increased $7.6 million due to an increase in the size of our mortgage loan portfolio, and increased $2.2 million as a result of higher interest rates earned on our mortgage loan portfolio.

Rate/Volume Table For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Change in Rate	Change in Volume	Total Change in Interest Income
(in thousands)
Securitized loans	$1,453	$4,642	$6,095
Loans funded by warehouse and repurchase financing	694	2,972	3,666
Mortgage bonds	91	—	91
Other	—	(7)	(7)
Total	$2,238	$7,607	9,845
Prepayment penalty income			(987)
			$8,858

Interest Income Yield Analysis For the Three Months Ended March 31, 2006 and 2005

The following table presents the average yield on our interest-earning assets for the three months ended March 31, 2006 and for the three months ended March 31, 2005.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,439,732	$119,588	7.43%	$6,025,904	$110,259	7.32%
Less amortization of yield adjustments (1)	—	(4,084)	(0.25)%	—	(4,600)	(0.31)%
	6,439,732	115,504	7.18%	6,025,904	105,659	7.01%
Add prepayment penalty income	—	5,776	0.36%	—	6,763	0.45%
Total interest-earning assets	$6,439,732	$121,280	7.54%	$6,025,904	$112,422	7.46
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in interest income correlated with the growth of our mortgage loan portfolio. Our net mortgage loan portfolio increased $0.1 billion, or 2%, to $6.5 billion as of March 31, 2006 from $6.4 billion as of December 31, 2005. We anticipate that our interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in 2006 if market-weighted average coupons increase.

Amortization expense of yield adjustments decreased $0.5 million, or 11%, to $4.1 million for the three months ended March 31, 2006 from $4.6 million for the three months ended March 31, 2005. This decrease was predominantly caused by an increase in the projected six-month LIBOR curve, which increases cash flows in the future as adjustable rate mortgage loans, or ARMs, enter their reset period. An increase in cash flows positively affects the retrospective adjustment component of our level yield amortization by increasing the internal rate of return used to calculate our net investment in the underlying mortgage loans.

Prepayment penalty income decreased $1.0 million, or 15%, to $5.8 million for the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. This decrease was primarily related to a 5.6% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 2.5% decline in the average size of the prepayment penalty fees we collected. The decline in prepayment penalty income in 2006 also related to amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which became effective July 1, 2003. These amendments eliminated federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. Management expects that these amendments will continue to reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our securitized loan principal balance was composed of 67% adjustable rate mortgage loans and 33% fixed rate loans at March 31, 2006. The aggregate unpaid principal balances of our adjustable rate loans in their reset period was $525.1 million, or 14.22% of our portfolio, at March 31, 2006. As shown in the following tables, the weighted average coupon, or WAC, on the ARM portion of our securitizations increased as of March 31, 2006 compared to December 31, 2005, while the WAC on the fixed rate mortgage, or FRM, portion of our securitizations decreased slightly or remained constant as of March 31, 2006 compared to December 31, 2005. The WAC on future production could be negatively impacted by the intense pricing pressures and flattened yield curve if the current environment persists. The following tables set forth information about our securitized mortgage loan portfolio, by Saxon Asset Securities Trust, or SAST, deal, including those loans associated with our securitized REO properties as of March 31, 2006 and December 31, 2005.

	Issue date	Original aggregate loan principal balance	Current aggregate loan principal balance	Fixed current aggregate loan principal balance	ARM current aggregate loan principal balance	Percentage of portfolio	Percentage of original remaining	Current WAC fixed	Current WAC ARM
($ in thousands)
March 31, 2006
SAST 2001-2	8/2/2001	$650,410	$88,507	$63,430	$25,077	2%	14%	9.09%	10.49%
SAST 2001-3	10/11/2001	699,999	75,853	33,503	42,350	1%	11%	9.91%	10.21%
SAST 2002-1	3/14/2002	899,995	128,790	75,108	53,682	2%	14%	8.86%	9.98%
SAST 2002-2	7/10/2002	605,000	91,397	41,425	49,972	2%	15%	8.97%	10.04%
SAST 2002-3	11/8/2002	999,999	167,688	80,697	86,991	3%	17%	8.37%	9.72%
SAST 2003-1	3/6/2003	749,996	165,139	110,212	54,927	3%	22%	7.39%	9.34%
SAST 2003-2	5/29/2003	599,989	144,970	84,507	60,463	3%	24%	7.21%	8.39%
SAST 2003-3	9/16/2003	1,000,000	304,439	181,906	122,533	6%	30%	7.14%	8.35%
SAST 2004-1	2/19/2004	1,099,999	397,806	145,528	252,278	7%	36%	7.81%	8.25%
SAST 2004-2	7/27/2004	1,199,994	650,742	358,400	292,342	12%	54%	6.94%	6.75%
SAST 2004-3	10/27/2004	899,956	511,849	97,080	414,769	9%	57%	7.79%	7.07%
SAST 2005-1	1/25/2005	999,972	636,397	98,552	537,845	12%	64%	7.41%	6.77%
SAST 2005-2	6//07/2005	979,990	722,001	127,977	594,024	13%	74%	7.49%	7.15%
SAST 2005-3	9/29/2005	899,999	794,604	168,976	625,628	14%	88%	7.29%	7.21%
SAST 2005-4	12/21/2005	639,994	614,713	135,615	479,098	11%	96%	7.72%	7.72%
Total		$12,925,292	$5,494,895	$1,802,916	$3,691,979
Less: unpaid principal balance of securitized REO properties			(46,491)
Total securitized loans			$5,448,404

December 31, 2005
SAST 2001-2	8/2/2001	$650,410	$96,608	$68,777	27,831	2%	15%	9.18%	10.34%
SAST 2001-3	10/11/2001	699,999	84,561	37,340	47,221	1%	12%	9.93%	9.98%
SAST 2002-1	3/14/2002	899,995	142,946	79,862	63,084	2%	16%	8.87%	9.61%
SAST 2002-2	7/10/2002	605,000	102,646	45,899	56,747	2%	17%	8.97%	9.76%
SAST 2002-3	11/8/2002	999,999	189,019	88,057	100,961	3%	19%	8.37%	9.28%
SAST 2003-1	3/6/2003	749,996	194,274	122,268	72,006	3%	26%	7.38%	8.79%
SAST 2003-2	5/29/2003	599,989	160,949	89,336	71,613	3%	27%	7.21%	8.27%
SAST 2003-3	9/16/2003	1,000,000	344,009	192,094	151,915	6%	34%	7.17%	8.14%
SAST 2004-1	2/19/2004	1,099,999	477,122	156,521	320,601	8%	43%	7.82%	7.73%
SAST 2004-2	7/27/2004	1,199,994	710,671	384,640	326,031	12%	59%	6.95%	6.68%
SAST 2004-3	10/27/2004	899,956	563,859	103,023	460,836	9%	63%	7.80%	7.07%
SAST 2005-1	1/25/2005	999,972	711,372	106,440	604,932	12%	71%	7.40%	6.77%
SAST 2005-2	6//07/2005	979,990	808,742	132,692	676,050	14%	83%	7.49%	7.16%
SAST 2005-3	9/29/2005	899,999	857,855	175,798	682,057	14%	95%	7.29%	7.22%
SAST 2005-4	12/21/2005	499,625	496,839	111,207	385,633	8%	99%	7.70%	7.68%
Total		$12,784,923	$5,941,472	$1,893,954	$4,047,518
Less: unpaid principal balance of securitized REO properties			(46,692)
Total securitized loans			$5,894,780

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

We experienced a decrease in prepayments of our mortgage loans and a decrease in our prepayment penalty income during the first quarter of 2006 compared to December 31, 2005 and to the first quarter of 2005. This was due to a decline in the size of the average prepayment penalty as well as decreases in the percentage of mortgage loans in our portfolio having prepayment penalty features. Additionally, we have experienced a decline in production of loans with prepayment penalties since amendments to the Alternative Mortgage Transactions Parity Act, which became effective on July 1, 2003, eliminated our ability to rely on federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. We expect our prepayment speeds to continue to decrease in future periods if refinancing activity and housing prices begin to decline.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
March 31, 2006
SAST 2001-2	8/2/2001	52.49%	26.08%	34.68%	29.93%	41.18%
SAST 2001-3	10/11/2001	30.15%	30.45%	43.33%	34.38%	43.07%
SAST 2002-1	3/14/2002	38.59%	28.93%	48.33%	31.08%	43.96%
SAST 2002-2	7/10/2002	14.34%	38.27%	49.74%	34.13%	43.37%
SAST 2002-3	11/8/2002	0.98%	32.03%	53.19%	31.39%	45.71%
SAST 2003-1	3/6/2003	21.93%	30.92%	53.91%	28.51%	47.93%
SAST 2003-2	5/29/2003	58.54%	30.30%	62.11%	27.59%	48.03%
SAST 2003-3	9/16/2003	54.05%	28.95%	56.96%	24.17%	45.23%
SAST 2004-1	2/19/2004	43.73%	29.57%	50.64%	25.75%	42.87%
SAST 2004-2	7/27/2004	63.15%	27.15%	42.92%	23.44%	37.28%
SAST 2004-3	10/27/2004	59.71%	23.18%	39.93%	20.16%	35.68%
SAST 2005-1	1/25/2005	61.74%	20.13%	36.21%	19.02%	34.07%
SAST 2005-2	6/07/2005	60.04%	—	—	13.58%	34.42%
SAST 2005-3	9/29/2005	57.09%	—	—	10.70%	25.10%
SAST 2005-4	12/21/2005	59.09%	—	—	14.02%	16.97%

December 31, 2005
SAST 2001-2	8/2/2001	51.36%	28.82%	36.73%	30.34%	41.58%
SAST 2001-3	10/11/2001	30.33%	29.52%	45.52%	34.30%	43.45%
SAST 2002-1	3/14/2002	37.03%	32.32%	51.35%	31.59%	44.02%
SAST 2002-2	7/10/2002	14.15%	36.81%	51.72%	34.13%	43.72%
SAST 2002-3	11/8/2002	14.81%	33.0%	52.65%	31.39%	45.12%
SAST 2003-1	3/6/2003	59.40%	30.08%	56.22%	28.05%	46.60%
SAST 2003-2	5/29/2003	57.73%	32.01%	59.97%	28.44%	47.53%
SAST 2003-3	9/16/2003	51.60%	30.59%	54.33%	24.49%	44.19%
SAST 2004-1	2/19/2004	57.64%	29.80%	45.96%	25.35%	39.91%
SAST 2004-2	7/27/2004	63.00%	25.99%	41.89%	22.81%	37.58%
SAST 2004-3	10/27/2004	58.56%	21.63%	37.56%	19.21%	35.58%

SAST 2005-1	1/25/2005	61.53%	—	—	16.78%	33.40%
SAST 2005-2	6/07/2005	58.70%	—	—	13.44%	31.24%
SAST 2005-3	9/29/2005	56.23%	—	—	8.87%	22.95%
SAST 2005-4	12/21/2005	58.65%	—	—	—	—

Interest Expense. Interest expense increased $30.8 million, or 56%, to $85.8 million for the three months ended March 31, 2006 from $55.0 million for the three months ended March 31, 2005. The table below presents the total change in interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and the amount of the total change that was attributable to increasing interest rates and an increase in our outstanding debt. Our interest expense increased $25.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of higher interest rates on our interest-bearing liabilities and increased $4.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increase in our borrowings.

Rate/Volume Table For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Change in Rate	Change in Volume	Total Change in Interest Expense
(in thousands)
Securitization financing	$24,794	$1,966	$26,760
Warehouse and repurchase financing:
Lines of credit	(421)	222	(199)
Repurchase agreements	1,490	2,465	3,955
Other	—	260	260
Total	$25,863	$4,913	$30,776

As seen in the table below, our average balance of borrowings increased $0.5 billion, or 8%, to $6.6 billion for the three months ended March 31, 2006 from $6.1 billion for the three months ended March 31, 2005 as a result of the growth in our mortgage loan portfolio. Compensating balance credits increased $1.4 million, or 280%, to $1.9 million for the three months ended March 31, 2006 from $0.5 million for the three months ended March 31, 2005 as a result of increases in the underlying escrow balances and an increase in the LIBOR index rate, both of which served to increase the compensating balance credits. Additionally, our yield adjustments increased $4.9 million, or 223%, to $2.7 million net amortization for the three months ended March 31, 2006 from $2.2 million net accretion for the three months ended March 31, 2005. This increase was due primarily to a decrease of $4.9 million in the accretion of bond premium on the interest only classes of some of our bonds. Additionally, our amortization of bond issuance costs increased $0.2 million while our amortization of bond discount on other classes of our bonds decreased $0.2 million.

Interest Expense Yield Analysis For the Three Months Ended March 31, 2006 and For the Three Months Ended March 31, 2005

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing - loans	$201,213	$2,841	5.65%	$172,091	$1,616	3.76%
Less compensating balance credits (1)	—	(1,926)	(3.83)%	—	(450)	(1.05)%
Net warehouse financing	201,213	915	1.82%	172,091	1,166	2.71%

Warehouse financing - servicing rights	8,475	51	2.43%	—	—	—

Repurchase agreements	432,203	5,704	5.28%	214,096	1,749	3.27%

Securitization financing:
Gross	5,959,909	75,175	5.05%	5,746,093	53,314	3.71%
Add(subtract) net amortization (accretion) of yield adjustments (2)	—	2,666	0.18%	—	(2,233)	(0.16)%
Net securitization financing:	5,959,909	77,841	5.23%	5,746,093	51,081	3.56%

Other expenses	—	1,256	—	—	995	—
Total interest-bearing liabilities	$6,601,800	$85,767	5.20%	$6,132,280	$54,991	3.59%
______________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our bonds.

Net Interest Margin. Our net interest margin decreased to 2.21% for the three months ended March 31, 2006 from 3.81% for the three months ended March 31, 2005. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase of 197 basis points in one-month LIBOR from the first quarter of 2005 to the first quarter of 2006. At the same time, competitive pricing pressures were constraining us from charging higher interest rates on our mortgage loan production. We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the impact of such changes on derivative instruments is reflected in derivatives gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues. Therefore, we expect, based on the current interest rate environment, that our derivatives will positively impact our net revenues throughout the remainder of 2006.

Provision for Mortgage Loan Losses.Provision for mortgage loan losses decreased $1.7 million, or 74%, to $0.6 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. The changes in provision are impacted by the timing of charges-offs and by the seasonality of delinquency levels which are typically lower in the first quarter of the year. Although total delinquencies for the first quarter of 2005 were 18% lower at $557.4 million than total delinquencies for the first quarter of 2006 at $659.8 million, mortgage loans in the 90+ and foreclosure categories were a higher percentage of total delinquencies in the first quarter of 2005 versus the first quarter of 2006. Because these loans require more reserve than other delinquent categories, the provision for the first quarter of 2005 was higher than the provision for the first quarter of 2006.

We saw an overall increase in delinquency rates and loan loss experience in our owned servicing portfolio for the three months ended March 31, 2006 compared to delinquency rates and loan loss experience in our owned servicing portfolio for the three months ended March 31, 2005. This rise in delinquency levels in our owned servicing portfolio was due primarily to the seasoning of our assets. Although delinquencies increased, foreclosures and REO properties in our owned servicing portfolio decreased slightly and remained constant, respectively. This was primarily due to our strategy during 2005 and the first quarter of 2006 of working out payment plans with borrowers that were 30 days delinquent. Our efforts to provide early mitigation efforts results in an increase in delinquencies as accounts remain contractually delinquent while in repayment rather than moving to foreclosure. We saw a decrease in loss severities from the first quarter 2005 to the first quarter of 2006 primarily as a result of higher valued collateral being liquidated as a result of foreclosure activity.

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

Delinquency and Loss Experience Of Our Owned Portfolio
	March 31,
	2006	2005
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,496,358	$6,035,444
Delinquency (at period end):
30-59 days:
Principal balance	$273,044	$237,332
Delinquency percentage	4.20%	3.93%
60-89 days:
Principal balance	$82,061	$49,412
Delinquency percentage	1.26%	0.82%
90 days or more:
Principal balance	$58,311	$51,861
Delinquency percentage	0.90%	0.86%
Bankruptcies (1):
Principal balance	$128,280	$107,565
Delinquency percentage	1.97%	1.78%
Foreclosures:
Principal balance	$118,140	$111,241
Delinquency percentage	1.82%	1.84%
Real estate owned (2):
Principal balance	$50,039	$46,248
Delinquency percentage	0.77%	0.77%
Total seriously delinquent including real estate owned (3) (4)	$397,474	$344,652
Total seriously delinquent including real estate owned (3) (4)	6.12%	5.71%
Total seriously delinquent excluding real estate owned (4)	$347,435	$298,404
Total seriously delinquent excluding real estate owned (4)	5.35%	4.94%
Securitization net losses on liquidated loans	$11,184	$11,273
Percentage of securitization net losses on liquidated loans (5)	0.69%	0.75%
Loss severity on liquidated loans for the 12-month period (6)	37.22%	41.84%
Charge-offs (7)	$10,282	$8,493
Percentage of charge-offs (5)	0.63%	0.56%

________________
(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio as of March 31, 2006 and 2005 are $30.6 million and $17.6 million, respectively.

(2)
When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of our allowance for loan and past due interest losses.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $309.0 million, or 4.76% as of March 31, 2006, and $293.4 million, or 4.86%, as of March 31, 2005. Total seriously delinquent excluding REO using the OTS method would be $258.9 million, or 3.99% as of March 31, 2006 and $247.2 million, or 4.10% as of March 31, 2005.

(5)	Annualized.

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

(7)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of securitization net losses on liquidated loans to charge-offs below.

Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Securitization net losses on liquidated loans	$11,184	$11,273
Loan transfers to real estate owned	8,359	6,885
Realized losses on real estate owned	(8,742)	(8,597)
Timing differences between liquidation and claims processing	(563)	(198)
Interest not advanced on warehouse loans	(8)	(75)
Other	52	(795)
Charge-offs (1)	$10,282	$8,493
________________
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $6.0 million, or 44%, to $19.6 million for the three months ended March 31, 2006 from $13.6 million for the three months ended March 31, 2005. The increase in gross servicing income was primarily the result of the acquisition of additional third-party servicing rights as well as a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees. As our total servicing portfolio grew and LIBOR increased during the first quarter of 2006 as compared to the first quarter of 2005, interest earned on the associated escrow balances increased $4.1 million, or 158%, to $6.7 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. These increases were offset by an increase of $6.0 million of amortization and impairment expense of MSRs for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in amortization and impairment expenses was due to increased prepayment speeds during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as well as growth in our servicing portfolio.

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

Servicing Income For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006	2005	Variance
	($ in thousands)
Average third-party servicing portfolio	$19,955,088	$14,474,027	38%
Average owned portfolio	$6,350,182	$5,959,432	7%
Average total servicing portfolio	$26,305,271	$20,433,459	29%
Gross servicing income	$36,362	$24,258	50%
Amortization and impairment	$16,722	$10,692	56%

Servicing fees - third-party portfolio (1)(2)	50	55
Amortization and impairment- third-party portfolio(1)	33	29
Other servicing income - total servicing portfolio(1)(3)	17	9
Servicing income - total servicing portfolio(1)	55	47
___________
(1)	In basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third-party portfolio as well as the owned portfolio.

Derivative gains. Derivative gains decreased $10.6 million, or 50% to $10.6 million for the three months ended March 31, 2006 from $21.2 million for the three months ended March 31, 2005.  This decrease was primarily due to a decrease of $4.1 million in the change in fair value of our derivative instruments as well as a $6.6 million reduction in cash settlements. These two components decreased primarily as a result of a reduction in the notional amount of derivative instruments held during the first quarter of 2006 compared to the first quarter of 2005.

We expect that accounting for the derivative instruments as undesignated derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the derivative instruments will result in changes in the fair value of the derivatives being recorded in our consolidated statements of operations.

(Loss) gain on sale of assets. (Loss) gain on sale of assets decreased $3.1 million, or 182% to a loss of $1.4 million for the three months ended March 31, 2006 from a gain of $1.7 million for the three months ended March 31, 2005. This decrease was primarily due to repurchases of $1.5 million of loans previously sold that were paid off by the borrowers earlier than anticipated.

Operating expenses

During the first quarter of 2006, we made significant progress in reducing our operating expenses and increasing our efficiencies due to management’s continued focus in this area. Total operating expenses decreased $6.5 million, or 16%, to $34.5 million for the three months ended March 31, 2006 from $41.0 million for the three months ended March 31, 2005.

Payroll and Related Expenses. Payroll and related expenses decreased $4.1 million, or 19%, to $17.7 million for the three months ended March 31, 2006 from $21.8 million for the three months ended March 31, 2005. Specifically:

•
Salary expense and associated payroll taxes decreased $2.0 million, or 13%, to $13.8 million for the three months ended March 31, 2006 from $15.8 million for the three months ended March 31, 2005, primarily due to a 12% decline in headcount from 1,248 employees at March 31, 2005 to 1,098 employees at March 31, 2006.

•
Bonus expense decreased $1.0 million, or 36%, to $1.8 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005, primarily due to our decline in headcount and our revised bonus structure.

•
Commission expense decreased $1.8 million, or 31%, to $4.0 million for the three months ended March 31, 2006 from $5.8 million for the three months ended March 31, 2005, primarily due to decreased mortgage loan production and revisions to the commission plan structure.

•	Severance expense decreased $0.2 million, or 67%, to $0.1 million for the three months ended March 31, 2006 from $0.3 million for the three months ended March 31, 2005.
•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $0.9 million, or 16%, to $4.9 million for the three months ended March 31, 2006 from $5.8 million for the three

•	months ended March 31, 2005, primarily due to decreased mortgage loan production.

General and Administrative Expenses. General and administrative expenses decreased $2.6 million, or 16%, to $13.4 million for the three months ended March 31, 2006, from $16.0 million for the three months ended March 31, 2005. The following factors contributed to the decrease in general and administrative expenses:

•
a $1.6 million decrease in advertising expense due to the reduction in size of our retail platform since the first quarter of 2005; we expect these expenses to increase throughout the remainder of 2006 as staffing additions are made in line with the new retail growth plan;

•	a $0.6 million decrease in employee relations, employee training and temporary office assistance expense;
•	a $0.7 million decrease in conference, travel and entertainment expense;
•	a $0.8 million decrease in miscellaneous office supplies and expenses;
•	a $0.4 million decrease in consulting and outside services.
•
These decreases were partially offset by a $0.7 million increase in rent and lease expense, primarily related to our new mortgage loan production facility and second servicing site in Glen Allen, Virginia; a $0.6 million increase in accounting fees related to audit services; and a $0.3 million decrease in our deferred direct loan origination costs, primarily due to decreased mortgage loan production.

Income Tax Expense. We recorded a $2.9 million tax expense during the three months ended March 31, 2006.  The primary driver of this expense was intercompany activity between the taxable REIT subsidiaries and the qualified REIT subsidiary.

Reconciliation of GAAP Net Income to Estimated Tax Net Income

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three months ended March 31, 2006:

For the three months ended March 31, 2006
($ in thousands)
Consolidated GAAP income before taxes	$29,311
Estimated tax adjustments:
Plus:
Provision for losses - REIT portfolio	3,142
Miscellaneous	930
Less:
Taxable REIT subsidiary pre-tax net income (loss)	765
Elimination of intercompany pre-tax net income loss	4,909
Hedging income (1)	2,993
Securitized loan adjustments for tax	987
Estimated Qualified REIT taxable income	$23,729
Estimated Qualified REIT taxable income per basic common share	$0.47

_______________
(1)	Although we have eliminated the use of hedge accounting under SFAS No. 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

The estimated REIT taxable income for the three months ended March 31, 2006 set forth in the table above is an estimate only and is subject to change until we file our 2006 REIT federal tax returns.

Business Segment Results

We operate our business through three core business segments: mortgage loan production, portfolio and mortgage loan servicing. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three months ended March 31, 2006 and for the three months ended March 31, 2005. See Note 11 to our unaudited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

In our portfolio segment, we use our equity capital and borrowed funds to invest in our mortgage loan portfolio to produce net interest income. We conduct certain mortgage loan table funding activities through our qualified REIT subsidiary in our portfolio segment. We also record servicing expense associated with servicing our mortgage loan portfolio in our portfolio segment. We evaluate the performance of our portfolio segment based on total net revenues and gains. Total net revenues and gains for the portfolio segment decreased $32.6 million, or 46%, to $38.3 million for the three months ended March 31, 2006 from $70.9 million for the three months ended March 31, 2005. The decrease in total net revenues and gains was primarily due to the increase in our borrowing costs as well as volatility in derivative gains (losses) during those periods.

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

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $2.0 billion, or 8%, to $26.8 billion as of March 31, 2006 from $24.8 billion as of December 31, 2005. As of March 31, 2006, we serviced 126,180 loans with a principal balance of $20.3 billion for third-parties and 43,737 loans with a principal balance of $6.5 billion related to our owned portfolio. As of December 31, 2005, we serviced 119,311 loans with a principal balance of $18.4 billion for third-parties and 43,636 loans with a principal balance of $6.4 billion related to our owned portfolio. The increase during the first quarter of 2006 was due primarily to the acquisition of servicing rights related to $3.8 billion of mortgage loans owned by non-affiliated companies a well as the origination and purchase of $746.3 million of mortgage loans. This increase was partially offset by prepayments and losses totaling $2.7 billion during the three months ended March 31, 2006.

We believe we can continue to grow our mortgage loan servicing portfolio because the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. We believe this has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties. We anticipate purchasing third-party servicing rights for an additional $0.9 billion of mortgage loans during the second quarter of 2006, of which $0.1 billion were purchased through April 2006 for $0.7 million.

Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced an increase in seriously delinquent accounts for our total servicing portfolio to 7.23% as of March 31, 2006 from 4.95% as of March 31, 2005. In the first quarter of 2006, we saw a rise in delinquency levels in our total servicing portfolio due primarily to the aging of the portfolio. Higher delinquencies on our third-party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs and will cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the total mortgage loan portfolio we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	March 31,
	2006	2005
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$26,759,038	$21,518,419
Delinquency (at period end):
30-59 days:
Principal balance	$1,198,704	$798,637
Delinquency percentage	4.48%	3.71%
60-89 days:
Principal balance	$404,546	$210,306
Delinquency percentage	1.51%	0.98%
90 days or more:
Principal balance	$356,931	$201,445
Delinquency percentage	1.33%	0.94%
Bankruptcies (2):
Principal balance	$425,446	$275,956
Delinquency percentage	1.59%	1.28%
Foreclosures:
Principal balance	$632,403	$318,440
Delinquency percentage	2.36%	1.48%
Real estate owned:
Principal balance	$245,233	$109,700
Delinquency percentage	0.92%	0.51%
Total seriously delinquent including real estate owned (3)(4)	$1,935,501	$1,064,924
Total seriously delinquent including real estate owned (3)(4)	7.23%	4.95%
Total seriously delinquent excluding real estate owned(3)(4)	$1,690,268	$955,224
Total seriously delinquent excluding real estate owned(3)(4)	6.32%	4.44%
Securitization net losses on liquidated loans	$44,880	$21,817
Percentage of securitization net losses on liquidated loans (5)	0.67%	0.41%
Loss severity on liquidated loans for the 12-month period (6)	37.49%	42.51%
________________
(1)	Includes all loans we service.

(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for the three months ended March 31, 2006 and for the three months ended March 31, 2005 are $103.3 million and $39.2 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $1.5 billion, or 5.65%, as of March 31, 2006 and $847.7 million, or 3.94%, as of March 31, 2005. Total seriously delinquent excluding REO using the OTS method would be $1.3 billion, or 4.74%, as of March 31, 2006 and $738.0 million, or 3.43%, as of March 31, 2005.

(5)	Annualized.

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

Losses by Year Funded (1) (2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$8,623	1%	1.94%	31.46%
1997	$1,769,538	$35,140	2%	3.24%	38.88%
1998	$2,084,718	$76,907	4%	4.12%	39.59%
1999	$2,381,387	$156,746	7%	5.17%	41.92%
2000	$2,078,637	$166,780	8%	5.78%	44.40%
2001	$499,879	$49,868	10%	3.90%	45.62%
Post-divestiture:
2001	$1,833,357	$209,799	11%	3.97%	41.81%
2002	$2,484,074	$360,409	15%	1.78%	37.13%
2003	$2,842,942	$709,902	25%	0.57%	28.37%
2004	$3,764,628	$1,767,195	47%	0.16%	24.57%
2005	$3,349,035	$2,590,487	77%	0.01%	19.46%
2006	$746,301	$574,953	77%	—	—
_________________
(1)	Includes loans originated or purchased by our predecessor and us.

(2)	As of March 31, 2006.

(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans. Excludes losses on called loans.

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

(5)	Loss severity amounts are cumulative for each respective funded year. Excludes loss severity amounts on called loans.

Mortgage Loan Production Segment

We evaluate the performance of our mortgage loan production segment based on the production levels of our three business channels. We believe that information about the characteristics and level of mortgage loan production assists investors by allowing them to evaluate performance of our mortgage loan production segment. Our mortgage loan production segment is composed of our wholesale, correspondent and retail business channels. We characterize our wholesale and correspondent channels as indirect lending sources and our retail channel as a direct lending source. Through our mortgage loan production segment, we originate and purchase non-conforming residential mortgage loans through relationships with various approved mortgage companies, mortgage brokers, and lenders; and we originate non-conforming residential mortgage loans directly to borrowers through our retail sales centers. We record interest income, interest expense, servicing expense and provision for mortgage loan losses on the mortgage loans held in our mortgage loan production segment prior to the sale of those loans to the portfolio segment. We also collect revenues in our mortgage loan production segment, such as origination and underwriting fees and certain other non-refundable fees, which are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. With our continued investment in technology in our mortgage loan production segment, as well as the reorganization of our wholesale and retail back-end operations into three centralized lending facilities and strategically-located retail sales center locations, we expect to see continued improvements in our loan production efficiency in 2006, although we cannot be certain that we will.

Mortgage loan production was $746.3 million for the three months ended March 31, 2006, which represents a 7% decrease from the three months ended March 31, 2005 production of $805.2 million. Our wholesale mortgage loan production was $363.6 million for the three months ended March 31, 2006, an increase of 6% from the three months ended March 31, 2005. Our retail channel loan production was $138.5 million for the three months ended March 31, 2006, a decrease of 31% from the three months ended March 31, 2005. Our correspondent flow mortgage loan production was $226.0 million for the three months ended March 31, 2006, an increase of 1% from the three months ended March 31, 2005. Our correspondent bulk mortgage loan production was $18.1 million for the three months ended March 31, 2006, a decrease of 52% from the three months ended March 31, 2005.

Financial Condition

March 31, 2006 Compared to December 31, 2005

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.1 billion, or 2%, to $6.5 billion as of March 31, 2006 from $6.4 billion as of December 31, 2005. This increase was the result of the origination and purchase of $746.3 million of mortgage loans offset by principal payments of $575.9 million and loan sales of $42.3 million.

Allowance for Loan Losses. Allowance for loan losses decreased $4.9 million, or 13%, to $31.7 million as of March 31, 2006 from $36.6 million as of December 31, 2005. This decrease was due to an 18% decrease in delinquencies since the fourth quarter of 2005.

Mortgage Servicing Rights, Net. Mortgage servicing rights (MSRs), net increased $14.0 million, or 11%, to $143.7 million as of March 31, 2006 from $129.7 million as of December 31, 2005. This increase was primarily due to purchases of $30.7 million of rights to service $3.8 billion of mortgage loans during the three months ended March 31, 2006. The increase in MSRs was partially offset by amortization of servicing rights of $15.2 million during the first quarter of 2006, which was higher than the amortization of servicing rights in the first quarter of 2005 of $9.2 due to growth in our servicing portfolio as well as an increase in prepayment speeds. Also, a temporary impairment of $1.5 million in the first quarter of 2006 further offset the increase. The impairment of MSRs was primarily the result of increased prepayment speeds on mortgage loans in certain aged third-party servicing portfolios. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices.

Servicing Related Advances. Servicing related advances increased $18.8 million, or 10%, to $204.1 million as of March 31, 2006 from $185.3 million as of December 31, 2005. The increase was primarily due to the increase in our third-party servicing balances.

Trustee Receivable. Trustee receivable decreased $2.9 million, or 2%, to $133.1 million as of March 31, 2006 from $136.0 million as of December 31, 2005. On each payment date, the trust distributes securitization loan payments to the related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets decreased $5.1 million, or 7%, to $63.4 million as of March 31, 2006 from $68.5 million as of December 31, 2005. The decrease in other assets was primarily due to a decrease of $3.9 million in current tax receivable relating to our receipt of tax refunds for prior periods offset by our accrual of current period tax expense. Additionally, there was a decrease of $2.3 million in bond issuance costs, offset by an increase in property and equipment, net of $1.3 million.

Warehouse Financing. Warehouse financing, which includes borrowings under our warehouse lines of credit and repurchase agreement facilities, increased $602.6 million, or 159%, to $980.7 million as of March 31, 2006 from $378.1 million as of December 31, 2005 because we did not issue any asset-backed securitizations during the first quarter of 2006. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and in relation to our mortgage loan production volumes.

Securitization Financing. Securitization financing decreased $0.6 billion, or 10%, to $5.6 billion as of March 31, 2006 from $6.2 billion as of December 31, 2005. This decrease resulted primarily from bond payments of $0.6 billion. In general, we expect increases in our securitization financing as we experience increases in mortgage loan production and continue to securitize our mortgage loans. We did not issue any additional asset-backed securitizations during the first quarter of 2006.

Shareholders’ Equity. Shareholders’ equity increased $2.2 million, or 0.4%, to $595.3 million as of March 31, 2006 from $593.1 million as of December 31, 2005. The increase in shareholders’ equity was due primarily to (1) net income of $26.4 million, (2) additional paid-in capital of $0.3 million relating to the issuance of common stock, and (3) compensation expense related to restricted stock units of $0.8 million, all of which was partially offset by the declaration of $25.4 million in dividends.

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

Liquidity and Capital Resources

Cash increased $8.1 million for the three months ended March 31, 2006 and increased $3.8 million for the three months ended March 31, 2005. The overall change in cash consisted of the following:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash provided by operating activities	$34,780	$53,726
Cash used by investing activities	(14,090)	(122,889)
Cash (used in) provided by financing activities	(12,553)	72,985
Increase in cash	$8,137	$3,822

Operating Activities. Cash provided by operations decreased $18.9 million, or 35%, to $34.8 million for the three months ended March 31, 2006 from $53.7 million for the three months ended March 31, 2005. This change was the result of decreased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and provision for mortgage loan losses. Our earnings are primarily from net interest income, servicing income, and derivative gains, offset by general and administrative expenses, derivative losses and income tax expense. Further details are discussed in “-- Consolidated Results.”

Investing Activities. Cash used for investing activities decreased $108.8 million, or 89%, to $14.1 million for the three months ended March 31, 2006 from $122.9 million for the three months ended March 31, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including premiums totaled $754.6 million for the three months ended March 31, 2006. In addition, MSRs were purchased totaling $30.7 million. These decreases to cash were partially offset by principal payments received on our mortgage loan portfolio of $575.9 million and mortgage loan and REO sales to third parties of $42.1 million and $15.2 million, respectively. Capital expenditures during the three months ended March 31, 2006 were $3.6 million and related primarily to computer equipment and leasehold improvements for the new mortgage loan origination facility and second servicing site as well as various information technology enhancements.

Restricted cash decreased $141.6 million to $5.9 million at March 31, 2006 from $147.5 million at December 31, 2005 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a SAST trust account and made available once all required mortgage loans have been included in the securitization. During the first quarter of 2006, the prefunding settlement for the SAST 2005-4 securitization was closed, decreasing our restricted cash balance.

Financing Activities. Cash provided by (used in) financing activities decreased $85.6 million, or 117%, to $(12.6) million for the three months ended March 31, 2006 from $73.0 million for the three months ended March 31, 2005. Cash used in financing activities primarily consisted of $598.7 million related to principal payments on securitization financing, offset by $602.5 million in proceeds from warehouse and repurchase financing facilities and $15.9 million from the securitization of servicing advances. Fluctuations in warehouse, repurchase and securitization financing from period to period can occur due to the timing of securitizations and the related repayment of the warehouse and repurchase financings.

Dividends. During the first quarter of 2006, our Board of Directors declared a first quarter regular dividend in the amount of $0.50 per share payable on April 28, 2006 to shareholders of record at April 3, 2006. The regular and special dividends declared in the fourth quarter of 2005, in the aggregate amount of $32.5 million, were paid on

January 11, 2006. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default or that would inhibit our ability to fund operations and capital commitments for the next 12 months.

Working Capital

We would use working capital to fund the cash flow needs of our operations in the event we were unable to generate sufficient cash flows from operations to cover our operating requirements. Under the commonly defined working capital definition, which is current assets less current liabilities, we calculated our working capital as of March 31, 2006 to be $397.4 million. Using our definition of working capital, we calculated our working capital as of March 31, 2006 to be $109.4 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - March 31, 2006	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	14,190	14,190
Trustee receivable	—	133,085
Accrued interest receivable	—	40,139
Accrued interest payable	—	(8,988)
Unsecuritized mortgage loans, MSRs, & mortgage bonds - payments less than one year	355,742	1,085,476
Warehouse financing - payments less than one year	(260,524)	(260,524)
Repurchase financing - payments less than one year	—	(720,145)
Servicing advances	—	204,106
Financed advances - payments less than one year	—	(125,717)
Securitized loans - payments less than one year	—	2,276,672
Securitized financing - payments less than one year	—	(2,240,854)
Total	$109,408	$397,440

Financing Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans, as well as to acquire servicing rights and fund a portion of our servicing advances. We rely upon several counterparties to provide us with financing facilities for these purposes. Our ability to fund current operations and accumulate loans for securitization depends upon our ability to secure these types of short-term financing on acceptable terms.

To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts, mortgage bonds and mortgage servicing rights.

In addition, on May 4, 2006, we closed our private offering of $150 million of senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum, commencing on May 4, 2006. We intend to use the net proceeds from the proposed offering for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk.

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

Under our warehouse lines of credit and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain events, such as a mortgage loan which is in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in a mortgage loan’s documentation. In addition, our facilities contain terms requiring principal repayment if a loan remains funded by the facilities longer than a contractual period of time from the date of funding or on the maturity date of the facility.

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

Our $375.0 million syndicated warehouse facility with JPMorgan Chase Bank was amended effective February 28, 2006. The amendment allows for the financing of our originated mortgage servicing rights and extended the termination date of the facility to May 25, 2006.

As of March 31, 2006, we had committed revolving warehouse and repurchase facilities in the amount of $1.7 billion. The table below summarizes our facilities and their expiration dates as of March 31, 2006. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JPMorgan Chase Bank, N.A.	$375,000	May 25, 2006
Greenwich Capital Financial Products, Inc.	300,000	September 28, 2006
Bank of America, N.A.	300,000	June 22, 2006
CS First Boston Mortgage Capital, LLC	300,000	April 28, 2006
Merrill Lynch Bank USA	400,000	November 20, 2006
Total committed facilities	$1,675,000
Less: total outstanding at March 31, 2006	$980,669
Total available at March 31, 2006	$694,331

Our $300.0 million Credit Suisse First Boston Mortgage Capital LLC repurchase facility was amended on April 26, 2006, extending the termination date of the facility to April 25, 2007.

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

We had $980.7 million of warehouse and repurchase borrowings collateralized by residential mortgage loans, mortgage servicing rights, and mortgage bonds outstanding as of March 31, 2006. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $980.7 million we had outstanding as of March 31, 2006, as our mortgage production and securitization programs continue. In addition, on May 4, 2006, we closed our private offering of $150 million of senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum, commencing on May 4, 2006.

 Our financing facilities require us to comply with various customary operating and financial covenants, including, without limitation, tests relating to our tangible net worth and liquidity, leverage requirements and restrictions on guarantees and the granting of liens. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. We do not believe that these existing financial covenants currently restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We were in compliance with all covenants under the agreements for the three months ended March 31, 2006.

Senior Notes

On May 4, 2006, we closed a private offering of $150 million of 12% senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum, commencing on May 4, 2006, and will mature on May 1, 2014. Interest on the notes will be payable on May 1 and November 1 of each year, beginning November 1, 2006. The notes are guaranteed by certain of our subsidiaries (the “Guarantees”). We plan to use the net proceeds from the sale of the notes for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk. Pending such application, we intend to use the net proceeds to temporarily reduce outstanding debt under one or more of our committed facilities. The notes are general unsecured, senior obligations and rank senior to all of our future debt that is expressly subordinated in right of payment to the notes.

We may redeem some or all of the notes at any time at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest and a make-whole premium. We may also redeem at any time up to May 1, 2009 (which may be more than once) up to 35% of the aggregate principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 112% of the principal amount outstanding plus accrued and unpaid interest. We must offer to purchase the notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest to the date of purchase if we experience certain specific kinds of changes of control. We must offer to purchase the notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest to the date of purchase if we sell assets under certain circumstances. We also must offer to repurchase up to $10 million in aggregate principal amount of notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest to the date of purchase if we have Excess Cash Flow (as defined in the indenture governing the notes) for the six months ended March 31, 2007, and each six-month period thereafter.

The indenture governing the notes contains certain covenants that restrict the ability of our company and certain subsidiaries to, among other things: incur additional indebtedness; make certain distributions, investments, and certain other payments; sell certain assets; agree to restrictions on the ability of certain subsidiaries from making payments to us; create certain liens; merge, consolidate, or sell substantially all of our assets; and enter into certain transactions with affiliates. In addition, the indenture includes a covenant relating to the maintenance of unencumbered assets. The indenture also contains certain exceptions from and qualifications to such covenants; it does not restrict the ability to incur Funding Indebtedness (as defined in the indenture); and it does not restrict us from paying dividends on our common stock to the extent necessary to maintain our status as a REIT absent a default with respect to the notes. The indenture also contains customary default provisions.

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

Servicing Advance Facility. As of March 31, 2006 we had $210.7 million of borrowings outstanding and an additional $74.3 million of available borrowing capacity under a facility that allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third-party servicing contracts.

Our servicing advance facility contains two series of notes, the Series 2004-1 Notes and the Series 2005-A Notes. The Series 2004-1 Notes have one remaining class of term notes outstanding with a face value of $55.0 million. The Series 2005-A Notes include a class of term notes with a face value of $85.0 million and a class of variable funding notes with an original maximum face value of $90.0 million. On March 16, 2006, the maximum face value of the variable funding notes related to the Series 2005-A Notes was increased from $90.0 million to $145.0 million. As a result, the total borrowing capacity of our servicing advance facility increased from $230.0 million to $285.0 million.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the three months ended March 31, 2006.

As of March 31, 2006, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was $5.6 billion.

Off-Balance Sheet Items and Contractual Obligations

Off-Balance Sheet Items

Prior to July 6, 2001, our predecessor sold mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. All such residual interests were retained by Dominion Capital in connection with our July 6, 2001 acquisition of the issued and outstanding shares of capital stock of our predecessor from Dominion Capital. Mortgage loans with an unpaid principal balance of $354.5 million that were securitized in off-balance sheet transactions by our predecessor from May 1996 to July 5, 2001 were still outstanding as of March 31, 2006. In connection with those loans and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of March 31, 2006 our subsidiaries neither had nor expected to incur any material obligation to remove any loans from any securitizations, or to provide any such indemnification to any party.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. We accrue an estimate for the fair value of those obligations. Our subsidiaries are also subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of March 31, 2006 and December 31, 2005, the liability recorded for premium recapture expenses and for obligations to repurchase mortgage loans was $0.3 million and $0.4 million, respectively and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of $261.4 million and $262.6 million as of March 31, 2006 and December 31, 2005, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of March 31, 2006 and December 31, 2005 totaled $61.0 million and $67.5 million, respectively. We have one capital lease for equipment with total future minimum rental payments of $1.8 million.

We are committed to purchasing third-party servicing rights of an additional $0.9 billion unpaid principal balance of third-party mortgage loans during the second quarter of 2006, of which $0.1 billion had been purchased as of April 30, 2006 for $0.7 million.

Other Matters

Related Party Transactions

On June 16, 2005, we purchased the home of W. Michael Head, our former Vice President and Director of Human Capital, and his wife for $0.5 million, in connection with Mr. Head’s hiring by us and relocation to Richmond, Virginia. We determined the purchase price based on the lower of the price at which the property was listed for sale, and the market value as determined by a licensed appraiser, which determination was approved by senior management at the time. At March 31, 2006, the home was for sale at a listing price of $0.4 million, and was recorded at its net realizable value of $0.4 million on our consolidated balance sheets. On April 28, 2006, we entered into a contract to sell the home for $0.4 million.

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 153, Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on January 1, 2006 did not have a material effect on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP resolved the accounting controversy generated by EITF 031 and reverts to other-than-temporary impairment guidance that pre-dated the original effective date of EITF 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 on January 1, 2006 did not have a material effect on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not anticipated to have a significant impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective the beginning of the first fiscal year beginning after September 15, 2006. At this time, management has not yet completed its’ assessment of the impact of the implementation of this statement.

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

Maturity and Repricing Information

As shown in the tables below, there was a slight increase in our derivative activity at March 31, 2006 compared to December 31, 2005 due to additional existing and forecasted debt and the belief that interest rates will continue to increase in the future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of March 31, 2006 and December 31, 2005.
	As of March 31, 2006
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,163,222	$18,167	—	—	—	—
Weighted average rate	3.89	3.25	—	—	—	—
Caps sold - notional:	$1,163,222	$18,167	—	—	—	—
Weighted average rate	4.71	5.00	—	—	—	—
Futures bought - notional:	$8,333	—	—	—	—	—
Weighted average rate	4.88	—	—	—	—	—
Futures sold - notional:	$66,667	$743,750	$203,750	—	—	—
Weighted average rate	5.03	4.59	4.57	—	—	—
Swaps bought - notional:	—	$600,000	—	—	—	—
Weighted average rate	—	4.17	—	—	—	—
Puts bought - notional:	$5,483,333	—	—	—	—	—
Weighted average rate	5.19	—	—	—	—	—
Total notional:	$7,884,777	$1,380,084	$203,750	—	—	$—

	As of December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,186,583	$18,167	—	—	—	—
Weighted average rate	3.86%	3.25%	—	—	—	—
Caps sold - notional:	1,186,583	18,167	—	—	—	—
Weighted average rate	4.69%	5.00%	—	—	—	—
Futures bought - notional:	30,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Futures sold - notional:	118,750	293,750	103,750	—	—	—
Weighted average rate	4.49%	4.38%	4.49%	—	—	—
Swaps bought - notional:	—	600,000	—	—	—	—
Weighted average rate	—	4.17%	—	—	—	—
Puts bought - notional:	4,487,500	—	—	—	—	—
Weighted average rate	5.22%	—	—	—	—	—
Puts sold - notional:	58,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Total notional:	$7,067,916	$930,084	$103,750	$—	$—	$—

      Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of March 31, 2006 and the four scenarios that we used as of December 31, 2005. The change in values represented under each of the scenarios depicts value improvements, or declines, relative to the rate scenario depicted by the forward curve. If the forward curve at the end of the period depicts two potential rate increases by the FRB and the scenario only depicts one increase, the cost in forward liabilities may actually decline while interest rates are going up. The change from March 31, 2006 to December 31, 2005 represents our change in forecasted transactions, changes in forward rates during the period, and assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	March 31, 2006				December 31, 2005
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
(in thousands)
Change in interest expense	$13,954	$(1,740)	$(20,137)	$11,533	$22,620	$(1,170)	$(25,519)	$12,665
Impact from derivative instruments:
Futures	(2,793)	(78)	2,593	(377)	(2,292)	(990)	1,655	(165)
Swaps	(1,533)	102	1,715	(542)	(2,740)	(1,084)	2,064	(203)
Puts	(1,834)	1,224	3,560	(6,007)	(661)	265	428	(1,699)
Caps	(268)	(291)	1,396	(330)	(1,117)	949	1,036	(990)
Total impact from derivative instruments	$(6,428)	$957	$9,264	$(7,256)	$(6,810)	$(860)	$5,183	$(3,057)
Net change	$7,526	$(783)	$(10,873)	$4,277	$15,810	$(2,030)	$(20,336)	$9,608

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assumed a hypothetical interest rate increase of 50 basis points over a five-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of March 31, 2006, we estimated that our interest expense would increase by $14.0 million. However, we estimated that this amount would be partially offset by a decline in our derivative instruments of $6.4 million. The net effect of this scenario would be a potential decrease of $7.5 million in our net revenues. At December 31, 2005, assuming a hypothetical interest rate increase of 75 basis points over a five-month period, we estimated at that time that our net revenues would decrease by $15.8 million.

Scenario 2 - In this scenario we assumed a slightly less severe hypothetical rise in interest rates compared to Scenario 1. Under this scenario, we assumed that interest rates have the potential to rise 25 basis points over a three-month period. Making these assumptions as of March 31, 2006, we estimated that our interest expense would decrease by $1.7 million offset by an increase in our derivative instruments of $0.9 million, for a net increase of $0.8 million in our net revenues. At December 31, 2005, assuminginterest rates had the potential to rise 50 basis points over a three-month period, we estimated at that time that our net revenues would decrease by $2.0 million.

Scenario 3 - In this scenario we assumed relatively stable hypothetical short-term rates. This scenario assumed that the FRB pauses its increasing rate scenario to assess the lagging impact of previous rate increases on the domestic and global economy. Given these assumptions as of March 31, 2006, we estimated that our interest expense would decrease by $20.1 million. However, we estimated that this amount would be partially offset by an increase in the impact of our derivative instruments of $9.2 million. The net effect of this scenario would be a potential increase of $10.9 million in our net revenues. As of December 31, 2005, assuming interest rates remained relatively stable, we estimated at that time that our net revenues would decline by $20.3 million.

Scenario 4 -This scenario assumed that the FRB continues to increase rates in an effort to avert continued growth in inflation by increasing rates 75 basis points over the next five months. The scenario further assumed that, by the fourth quarter of 2006, signs of a slowing economy alert the FRB that it increased rates too dramatically and, as a result, the FRB lowers rates 50 basis points over the following six months. Given these assumptions, at March 31, 2006, we estimated that our interest expense would increase by $11.5 million, which would be partially offset by an estimated decline in our derivative instruments of $7.2 million, for a total potential decrease in net revenues of $4.3 million. At December 31, 2005, assuming interest rates increased 125 basis points over an eight-month period, and then decreased 100 basis points over the following six months, we estimated at that time that our net revenues would increase by $9.6 million.

The hypothetical yield curve data for each scenario at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Apr-06	4.96	5.02	5.01	4.89	5.02
Jun-06	5.21	5.28	5.15	4.89	5.40
Sep-06	5.27	5.41	5.15	4.90	5.66
Dec-06	5.26	5.43	5.16	4.90	5.68
Mar-07	5.21	5.44	5.17	4.91	5.31
Jun-07	5.17	5.45	5.18	4.91	5.07
Sep-07	5.14	5.46	5.19	4.92	5.08
Dec-07	5.14	5.47	5.19	4.92	5.19
Mar-08	5.15	5.48	5.20	4.93	5.20
Jun-08	5.16	5.50	5.21	4.93	5.22
Sept-08	5.18	5.51	5.22	4.94	5.23
Dec-08	5.22	5.52	5.23	4.94	5.24
Mar-09	5.23	5.53	5.24	4.95	5.25

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

On March 16, 2006, we announced that we would restate our audited financial statements for the years ended December 31, 2004 and 2003, and our unaudited financial statements for each of the first three quarters of 2005, to eliminate the use of hedge accounting treatment under SFAS No. 133 for our derivative instruments held during these periods. The resulting accounting for our derivatives does not affect our underlying economics of our risk management strategies and has no impact on the timing or amount of operating cash flows or cash flows under any derivative contract. It does not affect our ability to make required payments on our outstanding debt obligations. Finally, our economic risk management strategies as described above have not required amendment. Full details of the restatement are set out in Note 12 in the accompanying consolidated financial statements.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief

Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the Securities and Exchange Commission under the Exchange Act. There have been no significant changes in our internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of such evaluation.

Changes in Internal Control over Financial Reporting

On March 14, 2006, we concluded that the designation of our derivative instruments as cash flows hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS No. 133 with regard to documentation and effectiveness testing. We also concluded that the designation of our derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 had not met the requirements of SFAS No. 133 regarding the hedging of similar assets. We concluded, therefore, that the above derivative instruments did not qualify for cash flow or fair value hedge accounting treatment. We restated our consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended to account for the derivative instruments as undesignated derivatives. Accordingly, all changes in the fair value of the derivative instruments are now recognized in our statement of operations, along with the related tax effects. Previously, changes in the fair value of the derivative instruments were recorded in other comprehensive income, net of income taxes on our consolidated balance sheets, for cash flow hedges. Previous fair value hedging activity had been recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. Management concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this was a material weakness in internal control over financial reporting as of December 31, 2005.

As of the end of the period covered by this report, we have remediated the material weakness relating to derivative documentation and hedge accounting treatment that is described above. Our remediation action consisted of changing policies and procedures to redesignate all current derivative instruments as trading, as well as to consider them undesignated in the future. These new policies and procedures ensure that all derivative instruments are accounted for as undesignated instruments and are recorded in the consolidated statements of operations.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report. Moreover, there have been no significant changes subsequent to the date of evaluation discussed above.

PART II
Item 1. Legal Proceedings

Because we are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. With respect to each matter in which class action status has been asserted, in the event class action status is certified, if there is an adverse outcome or we do not otherwise prevail in each of the following matters, we could suffer material losses, although we intend to vigorously defend each of these lawsuits. The following is a summary of litigation matters that could be significant. At this time, we cannot predict the outcome of these matters. Accordingly, no amounts have been accrued in our accompanying consolidated financial statements.

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

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by our subsidiary, America’s MoneyLine, Inc. There were no significant developments in this legal proceeding in the quarter ended March 31, 2006.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action on behalf of themselves and similarly situated Ohio borrowers, alleging that our subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this legal proceeding in the quarter ended March 31, 2006.

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

Item 1A. Risk Factors

Risk factors contained herein consist of new risks or risks that have materially changed since December 31, 2005. Please refer to a complete listing of our risk factors in our 2005 Form 10-K. You should carefully consider the risks described below. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations could suffer. You should also refer to the other information contained in this report, including the information provided under “Part 1, Item 1 - Financial Statements” and “Part 1, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The incurrence of indebtedness under our senior notes due 2014 may amplify certain liquidity and other risks we face and create additional risks

We have a substantial amount of indebtedness. On May 4, 2006 we closed our private offering of $150 million of unsecured senior notes due 2014, which we refer to as our “unsecured notes”. The unsecured notes will bear interest at a fixed rate of 12% per annum. Our substantial indebtedness could have important consequences. For example, it may:

•	limit our ability to invest operating cash flows in our business due to debt service requirements;

•	increase our vulnerability to economic downturns and changing market conditions;

•
make it more difficult for us to meet our debt service requirements if we experience a substantial decrease in our revenues or an increase in our expenses or a decline in the market value of the mortgage loans securing our borrowings;

•
increase our vulnerability to fluctuations in market interest rates, to the extent that the spread we earn between the interest we receive on our mortgage loans and the interest we pay under our indebtedness is reduced.

•	limit our ability to obtain short-term credit, including warehouse lines of credit or repurchase facilities, and to securitize our mortgage loans;

•
limit our ability to obtain additional financing to fund growth, working capital, acquisitions, capital expenditures, debt service requirements, including relating to the notes, or other cash requirements;

•	limit our operational flexibility in planning for and reacting to changes in our business, the industry in which we operate and the economy in general; and

•	position us at a competitive disadvantage compared to competitors that are not as highly leveraged and that may be better positioned to withstand economic downturns.

      The agreements and instruments governing our unsecured notes contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity. Our warehouse lines of credit and repurchase facilities and the indenture governing the unsecured notes contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity. These covenants may restrict our ability to:incur additional debt, except for warehouse lines of credit, repurchase facilities, securitizations and other funding indebtedness;

•	repurchase or redeem debt;

•	repurchase or redeem stock;

•	make certain investments or acquisitions;

•	receive distributions from subsidiaries;

•	dispose of assets or merge;

•	enter into related party transactions; and

•	grant liens.

Furthermore, our warehouse lines of credit and repurchase facilities require us to, among other things, comply with specified financial ratio requirements, meet specified financial tests and provide audited financial statements. Our ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in the foregoing indebtedness, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our indebtedness. Our warehouse lines of credit and repurchase facilities prohibit our subsidiaries from making distributions to us if a default has occurred and is continuing under those agreements. In addition, the secured lenders under our facilities could foreclose on their collateral and exercise other rights of secured creditors. Any default under those facilities or the indenture governing the notes or our debt could adversely affect our growth, our financial condition and our results of operations.

If our cash flow from operations is not sufficient to enable us to manage our debt levels, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected and we may be required to refinance our debt, sell assets, borrow additional money or raise equity. Our ability to generate the funds necessary to pay our expenses (in addition to the cash dividends to our shareholders required to maintain our status as a REIT) and to pay the principal and interest on our unsecured notes and our other outstanding debt, from the net interest earned on our mortgage loan portfolio, our servicing income and our other operations depends on many factors, some of which are beyond our control. Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including the demand for our mortgage loans, interest rate levels, our ability to securitize or otherwise monetize our inventory of mortgage loans, regulatory developments, prepayment speeds on our servicing portfolio and pressure from competitors. Any factor that negatively affects our results of operations, including cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to manage our debt levels, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. We also may not be able to raise additional equity.

If we do not have enough funds to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms or at all.

We issued our unsecured notes in reliance upon exemptions from registration under the Securities Act and applicable state securities laws. Therefore, the notes may be transferred or resold only in a transaction registered under or exempt from the Securities Act and applicable state securities laws. The registration rights agreement we are entering into with the initial purchaser will require us to use our commercially reasonable efforts to consummate an offer to exchange the unsecured notes for equivalent registered securities or to register the resale of the notes under the Securities Act. If we do not satisfy this requirement on or before January 29, 2007, then as liquidated damages the annual interest rate borne by the unsecured notes will be increased by 0.25% per annum with respect to the first 90 days after January 29, 2007, and by an additional 0.25% per annum during each of the subsequent 90-day periods for so long as this requirement remains unsatisfied, and accruing thereafter at the rate of 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.

The unsecured notes contain various restrictions that could cause us to fail the REIT tests.

The financing agreements in connection with our unsecured notes contain a special "tax distribution provision," which permits us to make certain distributions that are necessary to maintain our REIT status so long as no Default or Event of Default (as defined in the indenture) has occurred and is continuing with respect to the notes. However, if there is a continuing Event of Default or payment Default under the unsecured notes, the tax distribution provision would not apply and we generally would be prohibited from making any distribution to our shareholders, even if the failure to make such distribution would cause us to lose our REIT status. Furthermore, the tax distribution provision provides us with only limited protection with respect to the 4% REIT excise tax. In any given year, if the distributions required to avoid the 4% excise tax exceed the distributions required to maintain our REIT status, then the tax distribution provision would permit us only to make distributions that would reduce the amount of excise tax incurred, but would not allow us to entirely avoid the imposition of excise tax. Accordingly, we would likely be subject to the 4% excise tax in such a situation unless distributions sufficient in amount to avoid the excise tax are otherwise permitted under the terms of the unsecured notes. The loss of REIT status would subject us to significant corporate-level tax.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.

3.2	Amended and Restated Bylaws of Saxon Capital, Inc.

4.1	Form of Common Stock Certificate of Saxon Capital, Inc.

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

4.3
Indenture, dated as of May 4, 2006, among Saxon Capital, Inc., as issuer, Saxon Capital Holdings, Inc., SCI Services, Inc., Saxon Mortgage, Inc., Saxon Mortgage Services, Inc., Saxon Holding, Inc., and Saxon Funding Management, Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee.

4.4
Registration Rights Agreement, dated as of May 4, 2006, among Saxon Capital, Inc., Saxon Capital Holdings, Inc., SCI Services, Inc., Saxon Mortgage, Inc., Saxon Mortgage Services, Inc., Saxon Holding, Inc., and Saxon Funding Management, Inc., and J.P. Morgan Securities, Inc.

10.1
Sale and Servicing Agreement, dated as of April 1, 2006, among Saxon Asset Securities Trust 2006-1, as issuer, Deutsche Bank Trust Company Americas, as indenture trustee, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer and Saxon Mortgage Services, Inc., as servicer.

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

SAXON CAPITAL, INC.

Dated: May 9, 2006	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: May 9, 2006	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal
financial officer)

EXHIBIT INDEX

Exhibit No.     Description

3.1
Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006. Our Commission file number is 001-32447.)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.)

4.1
Form of Common Stock Certificate of Saxon Capital, Inc. (Incorporated herein by reference to Amendment No. 3 to our Registration Statement on Form S-4 (No. 333-112834) filed with the Securities and Exchange Commission on June 18, 2004.)

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

4.3
Indenture, dated as of May 4, 2006, among Saxon Capital, Inc., as issuer, Saxon Capital Holdings, Inc., SCI Services, Inc., Saxon Mortgage, Inc., Saxon Mortgage Services, Inc., Saxon Holding, Inc., and Saxon Funding Management, Inc., as guarantors, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.)

4.4
Registration Rights Agreement, dated as of May 4, 2006, among Saxon Capital, Inc., Saxon Capital Holdings, Inc., SCI Services, Inc., Saxon Mortgage, Inc., Saxon Mortgage Services, Inc., Saxon Holding, Inc., and Saxon Funding Management, Inc., and J.P. Morgan Securities, Inc. (Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.)

10.1
Sale and Servicing Agreement, dated as of April 1, 2006, among Saxon Asset Securities Trust 2006-1, as issuer, Deutsche Bank Trust Company Americas, as indenture trustee, Saxon Asset Securities Company, as depositor, Saxon Funding Management, Inc., as master servicer and Saxon Mortgage Services, Inc., as servicer.
(Incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2006).

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