Form 10-Q/A
period 2006-07-14
SAXON CAPITAL INC
filed 2006-07-14
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Saxon Capital, Inc. (“Saxon” or “Company”) is filing this amendment to its quarterly report on Form 10-Q for the quarter ended June 30, 2005 to restate financial statements and to amend other financial information filed with the Securities and Exchange Commission, or SEC. This amendment is being filed to correct errors in the originally filed quarterly report on Form 10-Q related to the Company’s accounting under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

For additional information on the restatement see Note 13, Restatement, to the Financial Statements presented under Item 1 of this report.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except per share data)
(unaudited)
	June 30, 2005 (as restated - see Note 13)	December 31, 2004 (as restated - see Note 13)
Assets:
Cash	$10,950	$12,852
Accrued interest receivable, net of allowance of $11,856 and $12,418, respectively	38,253	37,803
Trustee receivable	135,424	112,062

Mortgage loan portfolio	6,158,876	5,997,376
Allowance for loan losses	(24,422)	(24,892)
Net mortgage loan portfolio	6,134,454	5,972,484

Restricted cash	204,811	1,495
Servicing related advances	133,787	109,848
Mortgage servicing rights, net	129,040	98,995
Real estate owned	32,733	34,051
Derivative assets	18,222	17,568
Deferred tax asset	42,514	27,506
Other assets	54,518	83,865
Total assets	$6,934,706	$6,508,529
Liabilities and shareholders’ equity:

Liabilities:
Accrued interest payable	$6,909	$8,045
Dividends payable	—	28,909
Warehouse financing	261,105	600,646
Securitization financing	6,023,203	5,258,344
Derivative liabilities	3,234	2,636
Other liabilities	17,596	22,876
Total liabilities	6,312,047	5,921,456
Commitments and contingencies - Note 9

Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,902,501 and 49,849,386 as of June 30, 2005 and December 31, 2004, respectively	499	498
Additional paid-in capital	627,456	625,123
Accumulated other comprehensive loss, net of tax effect of $(15) and $(21)	(336)	(474)
Accumulated deficit	(4,960)	(38,074)

Total shareholders’ equity	622,659	587,073
Total liabilities and shareholders’ equity	$6,934,706	$6,508,529

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (as restated - see Note 13)	2004 (as restated - see Note 13)	2005 (as restated - see Note 13)	2004 (as restated - see Note 13)
Revenues:
Interest income	$111,077	$102,995	$223,499	$200,383
Interest expense	(61,487)	(34,228)	(116,478)	(65,522)
Net interest income	49,590	68,767	107,021	134,861
Provision for mortgage loan losses	(9,428)	(6,810)	(11,736)	(11,229)
Net interest income after provision for mortgage loan losses	40,162	61,957	95,285	123,632
Servicing income, net of amortization and impairment	17,224	5,336	30,790	9,938
Derivative (losses) gains	(15,084)	23,220	6,150	10,763
Gain on sale of assets	706	308	2,407	2,859
Total net revenues, gains and losses	43,008	90,821	134,632	147,192
Expenses:
Payroll and related expenses	16,255	18,439	38,006	34,854
General and administrative expenses	15,339	12,482	31,359	24,469
Depreciation	1,336	1,575	2,843	3,069
Other expense	137	1,685	1,841	2,795
Total expenses	33,067	34,181	74,049	65,187
Income before taxes	9,941	56,640	60,583	82,005
Income tax expense (benefit)	2,944	20,943	(383)	27,378
Income before cumulative effect of change in accounting principle	6,997	35,697	60,966	54,627
Cumulative effect of change in accounting principle	31	—	31	—
Net income	$7,028	$35,697	$60,997	$54,627
Earnings per share:
Weighted average common shares - basic	49,884	28,703	49,867	28,687
Weighted average common shares - diluted	50,848	31,089	50,653	31,196
Basic earnings per common share before cumulative effect of change in accounting principle	$0.14	$1.24	$1.22	$1.90
Cumulative effect of change in accounting principle	—	—	—	—
Basic earnings per common share	$0.14	$1.24	$1.22	$1.90
Diluted earnings per common share before cumulative effect of change in accounting principle	$0.14	$1.15	$1.20	$1.75
Cumulative effect of change in accounting principle	—	—	—	—
Diluted earnings per common share	$0.14	$1.15	$1.20	$1.75
Dividends declared per common share	$0.55	—	$0.55	—

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)
(unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2005 (as restated - see Note 13)	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	53,115	1	751	—	—	752
Compensation expense	—	—	1,592	—	—	1,592
Share-based compensation tax benefit	—	—	21	—	—	21
Cumulative effect of change in accounting principle	—	—	(31)	—	—	(31)
Dividends declared ($0.55 per share)	—	—	—	—	(27,883)	(27,883)
Comprehensive income: Net income (as restated - see Note 13)	—	—	—	—	60,997
Mortgage bonds:
Change in unrealized loss	—	—	—	(199)	—
Reclassification adjustment	—	—	—	343	—
Tax effect	—	—	—	(6)	—
Total comprehensive income (as restated - see Note 13)	—	—	—	138	60,997	61,135
Balance as of June 30, 2005 (as restated - see Note 13)	49,902,501	$499	$627,456	$(336)	$(4,960)	$622,659

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2004 (as restated - see Note 13)	28,661,757	$287	$264,030	$(832)	$50,245	$313,730
Issuance of common stock	68,943	—	1,110	—	—	1,110
Compensation expense	—	—	1,281	—	—	1,281
Comprehensive income: Net income (as restated - see Note 13)	—	—	—	—	54,627
Mortgage bonds:
Change in unrealized loss	—	—	—	267	—
Reclassification adjustment	—	—	—	548	—
Tax effect	—	—	—	(274)	—
Total comprehensive income (as restated - see Note 13)	—	—	—	541	54,627	55,168
Balance at June 30, 2004 (as restated - see Note 13)	28,730,700	$287	$266,421	$(291)	$104,872	$371,289

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)
	Six Months Ended June 30,
Operating Activities:	2005 (as restated - see Note 13)	2004 (as restated - see Note 13)
Net income	$60,997	$54,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,401	8,655
Deferred income tax (benefit) provision	(15,008)	246
Impairment of assets	3,119	7,100
Gain from sale of assets	(2,407)	(2,859)
Non cash derivative losses (gains)	4,216	(11,477)
Provision for mortgage loan losses	11,736	11,229
Provision for past due interest	6,663	7,325
Compensation expense for share-based compensation plans	1,592	1,281
Cumulative effect of change in accounting principle	(31)	—
(Increase) decrease in servicing related advances	(23,939)	19,939
Decrease (increase) in accrued interest receivable	285	(3,811)
Decrease in accrued interest payable	(1,136)	(178)
Increase in trustee receivable	(23,362)	(16,128)
(Purchases of) proceeds from derivative instruments	(4,271)	976
Increase in income tax receivable	29,729	11,369
Net change in miscellaneous assets and liabilities	(9,070)	(19,839)
Net cash provided by operating activities	73,514	68,455
Investing Activities:
Purchase and origination of mortgage loans	(1,611,029)	(1,750,620)
Principal payments received on mortgage loan portfolio	1,181,764	965,483
Proceeds from the sale of mortgage loans	216,396	150,690
Proceeds from the sale of real estate owned	29,074	28,783
Increase in restricted cash	(203,316)	(11,086)
Principal payments received on mortgage bonds	—	3,584
Acquisition of mortgage servicing rights	(51,998)	(14,826)
Capital expenditures	(5,888)	(4,146)
Net cash used in investing activities	(444,997)	(632,138)
Financing Activities:
Proceeds from issuance of securitization financing - bonds	1,979,971	1,115,475
Proceeds from issuance of securitization financing - certificates	40,824	—
Debt issuance costs	(6,340)	(3,412)
Principal payments on securitization financing - bonds	(1,231,030)	(993,314)
Principal payments on securitization financing - certificates	(18,264)	(5,239)
(Repayment of) proceeds from warehouse financing, net	(339,541)	451,138
Proceeds received from issuance of stock	752	1,110
Payment of dividends	(56,791)	—
Net cash provided by financing activities	369,581	565,758
Net (decrease) increase in cash	(1,902)	2,075
Cash at beginning of period	12,852	5,245
Cash at end of period	$10,950	$7,320
Supplemental Cash Flow Information:
Cash paid for interest	$(119,443)	$(82,245)
Cash received (paid) for income taxes	$15,118	$(15,706)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$40,517	$44,748
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

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are amortization of yield adjustments to net interest income, the allowance for loan loss, valuation of servicing rights, deferral of certain direct loan origination costs, and income taxes.

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

In periods prior to April 1, 2005, the Company had elected to follow the intrinsic value method in accounting for stock options issued to employees and non-employee directors. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option-pricing model to options and restricted stock units granted during the six months ended June 30, 2005 and the three and six months ended June 30, 2004. As shown in the table, there would have been no effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option pricing model during the six months ended June 30, 2005. This is because all outstanding options were vested upon the Company’s conversion to REIT status in 2004, and restricted stock unit awards are accounted for similarly under either method.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
	($ in thousands, except per share data)
Net income	$35,697	$60,997	$54,627
Add: stock-based compensation expense included in net income, net of related tax effects	-	694	-
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(638)	(694)	(1,276)
Pro forma net income	$35,059	$60,997	$53,351
Earnings per share:
Basic	$1.24	$1.22	$1.90
Basic - pro forma	$1.22	$1.22	$1.86
Diluted	$1.15	$1.20	$1.75
Diluted - pro forma	$1.13	$1.20	$1.71

(d) Reclassifications

Certain items in the prior year consolidated balance sheet have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported total assets. The Company has changed the format of its 2005 consolidated balance sheet presentation to report the component of allowance for loan losses related to past due interest with accrued interest receivable. The Company also changed the format of its 2005 consolidated balance sheet presentation to report the portion of its real estate owned valuation allowance that is related to past due interest with accrued interest receivable. The consolidated balance sheet for 2004 has been reclassified to conform to these formats. A reclassification of $12.4 million in allowance for mortgage loan losses to accrued interest receivable and a reclassification of $5.9 million in real estate owned to accrued interest receivable were made in the December 31, 2004 consolidated balance sheet to conform to the June 30, 2005 presentation.

(e) Recently Issued Accounting Pronouncements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic:
Net income	$7,028	$35,697	$60,997	$54,627
Weighted average shares outstanding	49,884	28,703	49,867	28,687
Earnings per share	$0.14	$1.24	$1.22	$1.90

Diluted:
Net income	$7,028	$35,697	$60,997	$54,627
Weighted average shares outstanding	49,884	28,703	49,867	28,687
Dilutive effect of stock options, warrants and restricted stock units	964	2,386	786	2,509
Weighted average shares outstanding - diluted	50,848	31,089	50,653	31,196
Earnings per share	$0.14	$1.15	$1.20	$1.75

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004 were comprised of the following:

	June 30, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,691,043	$5,123,071
Unsecuritized mortgage loans - principal balance	370,274	782,717
Premiums, net of discounts	82,207	75,562
Deferred origination costs, net of deferred fees	12,201	11,288
Purchase accounting fair value adjustments	3,151	4,738
Total	6,158,876	5,997,376
Less allowance for losses	(24,422)	(24,892)
Net mortgage loan portfolio	$6,134,454	$5,972,484

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$-	$936	$98,786	$70,209
Conforming first lien mortgages (1)	20,599	-	40,086	-
Second lien mortgages	20,829	36,575	64,235	52,271
Delinquent mortgage loans (2)	8,812	-	8,812	24,465
Total mortgage loans sold	50,240	37,511	211,919	146,945
Plus (less) basis adjustments	(482)	1,207	2,095	917
Less: cash received	(50,439)	(39,026)	(216,396)	(150,690)
Gain on sale of mortgage loans (2)(3)	$681	$308	$2,382	$2,828
___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of assets of $0.7 million, $2.4 million, and $2.9 million on the consolidated statements of operations for the three months ended June 30, 2005 and for the six months ended June 30, 2005 and 2004, respectively, includes the gain recognized on sale of other assets.

(5) Allowance for Loan Losses and Past Due Interest

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan losses and past due interest taking into account a variety of criteria including the contractual delinquency status, historical loss experience, and catastrophic environmental influences or natural disasters. The allowance for loan losses and past due interest is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan losses and past due interest for the mortgage loan portfolio is as follows:

	June 30, 2005	December 31, 2004
	($ in thousands)
Allowance for loan losses	$24,422	$24,892
Allowance for past due interest (1)	11,856	12,418
Total allowance for loan losses and past due interest	$36,278	$37,310

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance	$33,580	$33,837	$37,310	$43,369
Provision for loan losses	9,428	6,810	11,736	11,229
Provision for past due interest (2)	2,131	2,474	4,586	1,873
Charge-offs	(8,861)	(9,089)	(17,354)	(22,439)
Ending balance	$36,278	$34,032	$36,278	$34,032
________________

(1)	Provided for within accrued interest receivable on the consolidated balance sheets.
(2)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of interest income on loans delinquent for 90 days or more.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance of MSRs, gross	$118,045	$42,511	$106,619	$41,942
Purchased	30,201	11,002	51,998	14,826
Amortization	(11,333)	(3,478)	(20,521)	(6,733)
Charge-offs	(1,791)	-	(2,974)	-
Ending balance of MSRs, gross	135,122	50,035	135,122	50,035
Beginning balance of valuation allowance	(7,945)	(3,469)	(7,624)	(687)
Recovery (impairment)	72	(1,868)	(1,432)	(4,650)
Charge-offs	1,791	-	2,974	-
Ending balance of valuation allowance	(6,082)	(5,337)	(6,082)	(5,337)
MSRs, net	$129,040	$44,698	$129,040	$44,698

As of June 30, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
July 2005 through December 2005	$24,363
2006	39,232
2007	24,594
2008	16,093
2009	10,547
Thereafter	20,293
Total	$135,122

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$254,695	$282,092
Repurchase agreements - loans (1)	5,437	317,500
Repurchase agreements - mortgage bonds (1) (2)	973	1,054
Securitization financing - servicing advances	140,548	117,988
Securitization financing - loans and real estate owned	5,882,624	5,125,572
Securitization financing - net interest margin	31	14,784
Total	$6,284,308	$5,858,990
___________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	Amount outstanding was borrowed against an uncommitted facility.

The following table summarizes the Company’s contractual obligations with respect to these facilities as of June 30, 2005:

As of June 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$254,695	$254,695	$—	$—	$—
Repurchase agreements - loans (1)	5,437	5,437	—	—	—
Repurchase agreements - mortgage bonds (1)	973	973	—	—	—
Securitization financing - servicing advances (2)	140,548	48,272	56,070	13,203	23,003
Securitization financing - loans and real estate owned (3)	5,882,624	2,022,838	2,344,277	552,659	962,850
Securitization financing - net interest margin (3)	31	31	—	—	—
Total contractual cash obligations	$6,284,308	$2,332,246	$2,400,347	$565,862	$985,853

________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	Amounts shown are estimated debt payments based on anticipated recovery of the underlying principal and interest servicing advances.
(3)	Amounts shown are estimated debt payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Interest Expense
Warehouse financing	$1,015	$927	$2,181	$1,210
Repurchase agreements	2,350	1,813	4,099	3,322
Securitization financing	57,013	30,082	108,094	58,294
Note payable	—	497	—	995
Other	1,109	909	2,104	1,701
Total	$61,487	$34,228	$116,478	$65,522

Weighted Average Cost of Funds
Warehouse financing	2.11%	1.85%	2.40%	1.78%
Repurchase agreements	3.74%	1.86%	3.52%	1.83%
Securitization financing	4.01%	2.63%	3.79%	2.56%
Note payable	—	8.00%	—	8.00%
Total	4.02%	2.63%	3.80%	2.58%

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

 (8) Derivatives

The Company may use a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures, and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. The Company accounts for all of its derivative financial instruments as undesignated derivative instruments. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 51 months. The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows. Derivative (losses) gains totaled $(15.1) million and $23.2 million for the three months ended June 30, 2005 and 2004, respectively, and $6.2 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. The components of these derivative (losses) gains consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Non cash fair value (loss) gain	$(13,288)	$21,643	$(4,216)	$11,477
Cash settlements, net	(1,718)	1,809	10,618	(425)
Broker commissions	(97)	(234)	(291)	(293)
Interest on margin	19	2	39	4
Total	$(15,084)	$23,220	$6,150	$10,763

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

Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.) et al. The plaintiffs alleged that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. The remaining named plaintiff re-filed the action in State Court. On the Company’s motion, the action was removed to Federal Court. The parties agreed to a settlement that would require the Company to pay approximately $0.2 million to a group of 27 former Illinois borrowers and their attorneys in exchange for a dismissal. The Court entered an order approving the settlement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action. During the three months ended June 30, 2005, the Company made the final payment of $17.8 thousand owed pursuant to the settlement agreement, and consequently has fully performed its obligations under the settlement agreement.

Bauer, et al., v. Dean Morris, L.L.P., et al., and Patterson, et al., v. Dean Morris, et al., are successor matters to Bauer, et al., v. Saxon Mortgage Services, Inc., et al. On January 26, 2005, the plaintiffs in Bauer, et al., v. Saxon Mortgage Services, Inc., et al. filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., vs. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson el al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. There were no material developments in this legal proceeding during the quarter ended June 30, 2005. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying consolidated financial statements.

The Company is also subject to other immaterial legal proceedings arising in the normal course of business. In the opinion of management, the resolution of these other immaterial proceedings is not expected to have a material adverse effect on the Company’s financial position or results of operations.

(10)  Stock Compensation Plans

Stock Incentive Plan - Pursuant to the merger agreement in connection with the REIT conversion, the Company assumed the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the issuance of restricted common stock, stock appreciation rights, dividend equivalent rights, stock options, or unit awards based on the value of the Company’s common stock to eligible employees and other eligible participants. The maximum number of shares or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556 shares; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares. The Compensation Committee of the Board of Directors administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the type and number of awards, and to establish the vesting requirements as well as other features and conditions of each award.

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

Restricted Stock Units - In the first quarter of 2005, the Company granted an aggregate of 789,500 restricted stock units to some of the Company’s employees, including each executive officer. The restricted stock units vest on the fifth anniversary of the date of grant. In addition, the Company granted an aggregate of 80,000 restricted stock units to its four non-employee directors. The restricted stock units related to the non-employee directors vest in four equal annual installments on each of the four anniversaries of the date of grant. The grantees of the restricted stock units are entitled to receive all dividends and other distributions paid with respect to the common shares of the Company underlying such restricted stock units at the time such dividends or distributions are paid to holders of common shares.

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

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The mortgage loan production segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, and correspondent lenders, and directly to borrowers through its nine branch offices. The mortgage loan production segment also records interest income, interest expense, and provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment. This segment also collects revenues, such as origination and underwriting fees and other certain nonrefundable fees, which are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms.

	Three Months Ended June 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$93,154	$10,592	$1	$7,330	$111,077
Interest expense	(57,013)	(4,474)	—	—	(61,487)
Net intercompany interest	(572)	753	(181)	—	—
Net interest income	35,569	6,871	(180)	7,330	49,590
Provision for mortgage loan losses	(9,914)	486	—	—	(9,428)
Net interest income after provision for mortgage loan losses	25,655	7,357	(180)	7,330	40,162
Servicing income, net of amortization and impairment	—	688	23,565	(7,029)	17,224
Derivative losses	(15,084)	—	—	—	(15,084)
Gain (loss) on sale of mortgage assets	(358)	20,633	(4,200)	(15,369)	706
Total net revenues and gains	10,213	28,678	19,185	(15,068)	43,008
Payroll, general and administrative, and other expenses	17,556	16,580	11,004	(13,409)	31,731
Depreciation	—	879	457	—	1,336
Total operating expenses	17,556	17,459	11,461	(13,409)	33,067
Income (loss) before taxes	(7,343)	11,219	7,724	(1,659)	9,941
Income tax expense (benefit)	24	4,335	2,940	(4,355)	2,944
Income (loss) before cumulative effect of change in accounting principle	(7,367)	6,884	4,784	2,696	6,997
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income (loss)	$(7,336)	$6,884	$4,784	$2,696	$7,028

	Three Months Ended June 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$75,910	$21,800	$8	$5,277	$102,995
Interest expense	(29,700)	(3,648)	(880)	—	(34,228)
Net intercompany interest	(1,308)	164	1,144	—	——
Net interest income	44,902	18,316	272	5,277	68,767
Provision for mortgage loan losses	(4,094)	(2,716)	—	—	(6,810)
Net interest income after provision for mortgage loan losses	40,808	15,600	272	5,277	61,957
Servicing income, net of amortization and impairment	—	757	10,767	(6,188)	5,336
Derivative gains	23,220	—	—	—	23,220
Gain on sale of mortgage assets	—	8,880	—	(8,572)	308
Total net revenues and gains	64,028	25,237	11,039	(9,483)	90,821
Payroll, general and administrative, and other expenses	3,399	27,200	7,203	(5,196)	32,606
Depreciation	—	980	595	—	1,575
Total operating expenses	3,399	28,180	7,798	(5,196)	34,181
Income (loss) before taxes	60,629	(2,943)	3,241	(4,287)	56,640
Income tax expense (benefit)	21,220	(1,131)	1,246	(392)	20,943
Net income (loss)	$39,409	$(1,812)	$1,995	$(3,895)	$35,697

	Six Months Ended June 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$196,193	$20,583	$(22)	$6,745	$223,499
Interest expense	(108,094)	(8,384)	—	—	(116,478)
Net intercompany interest	(1,514)	1,616	(102)	—	—
Net interest income	86,585	13,815	(124)	6,745	107,021
Provision for mortgage loan losses	(11,289)	(447)	—	—	(11,736)
Net interest income after provision for mortgage loan losses	75,296	13,368	(124)	6,745	95,285
Servicing income, net of amortization and impairment	—	1,514	42,788	(13,512)	30,790
Derivative gains	6,150	—	—	—	6,150
Gain (loss) on sale of mortgage assets	(358)	38,061	(7,442)	(27,854)	2,407
Total net revenues and gains	81,088	52,943	35,222	(34,621)	134,632
Payroll, general and administrative, and other expenses	22,934	39,430	22,251	(13,409)	71,206
Depreciation	—	1,936	907	—	2,843
Total operating expenses	22,934	41,366	23,158	(13,409)	74,049
Income before taxes	58,154	11,577	12,064	(21,212)	60,583
Income tax expense	1,740	4,477	4,666	(11,266)	(383)
Income (loss) before cumulative effect of change in accounting principle	56,414	7,100	7,398	(9,946)	60,966
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income	$56,445	$7,100	$7,398	$(9,946)	$60,997

	Six Months Ended June 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$151,443	$38,580	$11	$10,349	$200,383
Interest expense	(57,513)	(6,233)	(1,776)	—	(65,522)
Net intercompany interest	(2,454)	148	2,306	—	—
Net interest income	91,476	32,495	541	10,349	134,861
Provision for mortgage loan losses	(9,549)	(1,680)	—	—	(11,229)
Net interest income after provision for mortgage loan losses	81,927	30,815	541	10,349	123,632
Servicing income, net of amortization and impairment	—	1,391	20,446	(11,899)	9,938
Derivative gains	10,763	—	—	—	10,763
Gain on sale of mortgage assets	—	19,475	31	(16,647)	2,859
Total net revenues and gains	92,690	51,681	21,018	(18,197)	147,192
Payroll, general and administrative, and other expenses	6,013	51,883	14,328	(10,106)	62,118
Depreciation	—	1,886	1,183	—	3,069
Total operating expenses	6,013	53,769	15,511	(10,106)	65,187
Income (loss) before taxes	86,677	(2,088)	5,507	(8,091)	82,005
Income tax expense (benefit)	30,337	(798)	2,105	(4,266)	27,378
Net income (loss)	$56,340	$(1,290)	$3,402	$(3,825)	$54,627

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	June 30, 2005	December 31, 2004
Segment Assets:
Portfolio	$6,545,675	$6,157,895
Servicing	262,827	208,843
Total segment assets	6,808,502	6,366,738

Corporate assets	126,204	141,791
Total assets	$6,934,706	$6,508,529

(13) Restatement

Subsequent to the issuance of the Company's June 30, 2005 unaudited consolidated financial statements, the Company determined that it needed to restate prior financial results to correct the way it has historically accounted for derivatives.

On December 5, 2005, the staff of the SEC expressed their views regarding the appropriate application of hedge accounting. The Company subsequently re-evaluated its application of hedge accounting and determined that it was inappropriately applying hedge accounting to its derivatives. Prior to this re-evaluation, the Company had believed that its accounting was consistent with GAAP.

Previously, changes in the fair value of cash flow hedges were recorded in other comprehensive income, net of income taxes, and the change in the fair value of previous fair value hedges were recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. The Company now accounts for all of its derivative financial instruments as undesignated derivative instruments with all changes in the fair value of the derivatives recorded in the consolidated statements of operations.

The Company's designation of its derivative instruments as cash flow hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with regard to documentation and effectiveness testing. Additionally, the Company's designation of its derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 did not meet the requirements of SFAS No. 133 with regard to hedging similar assets. As a result, the accompanying consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been restated from the amounts previously reported to account for the derivative instruments as undesignated derivatives with all changes in the fair value of the derivative instruments recognized in the consolidated statements of operations.

In addition, the Company restated certain amounts previously recorded in interest income to provision for loan loss and servicing income for the three and six months ended June 30, 2005 and 2004.

The following tables summarize the significant effects of the restatement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:	(in thousands, except per share amounts)
Interest income	$111,638	$111,077	$225,701	$223,499
Interest expense	(61,568)	(61,487)	(116,740)	(116,478)
Net interest income	50,070	49,590	108,961	107,021
Provision for mortgage loan losses	(13,483)	(9,428)	(19,182)	(11,736)
Net interest income after provision for mortgage loan losses	36,587	40,162	89,779	95,285
Servicing income, net of amortization and impairment	17,223	17,224	30,789	30,790
Derivative (losses) gains	—	(15,084)	—	6,150
Total net revenues and gains	54,516	43,008	122,975	134,632
Other (income) expense	(117)	137	1,294	1,841
Total expenses	32,813	33,067	73,502	74,049
Income before taxes	21,703	9,941	49,473	60,583
Income tax expense (benefit)	2,336	2,944	(1,629)	(383)
Income before cumulative effect of change in accounting principle (SFAS 123R)	19,367	6,997	51,102	60,966
Net income	19,398	7,028	51,133	60,997
Earnings per share - basic	$0.39	$0.14	$1.03	$1.22
Earnings per share - diluted	$0.38	$0.14	$1.01	$1.20

Balance Sheet:
Balance as of June 30, 2005:
Mortgage loan portfolio			$6,184,625	$6,158,876
Servicing related advances			136,974	133,787
Derivative assets			17,279	18,222
Deferred tax asset			43,234	42,514
Other assets			55,159	54,518
Total assets			6,960,873	6,934,706
Derivative liabilities			2,793	3,234
Total liabilities			6,311,606	6,312,047
Total liabilities and shareholders’ equity			6,960,873	6,934,706

Statement of Shareholders’ Equity:
Balance as of January 1, 2005:
Accumulated other comprehensive loss			$(3,842)	$(474)
Accumulated deficit			(2,850)	(38,074)
Total			618,929	587,073
Comprehensive income:
Net income			$51,133	$60,997
Cash flow hedging instruments - change in unrealized gain			6,459	—
Cash flow hedging instruments - reclassification adjustment			(999)	—
Cash flow hedging instruments - tax effect			(845)	—
Total comprehensive income			55,886	61,135
Balance as of June 30, 2005:
Accumulated other comprehensive income (loss)			$911	$(336)
Retained earnings (accumulated deficit)			20,401	(4,960)
Total			649,267	622,659

Statement of Cash Flows:
Operating Activities:
Net income			$51,133	$60,997
Depreciation and amortization			45,156	35,993
Deferred income tax benefit			(15,409)	(15,008)
Impairment of assets			2,371	3,119
Non cash derivative losses			—	4,216
Provision for mortgage loan losses			19,182	11,736
(Recovery of) provision for past due interest			(2,112)	6,663
Increase in servicing related advances			(23,845)	(23,939)
Purchases of derivative instruments			—	(4,271)
Net change in miscellaneous assets and liabilities			23,623	(9,070)
Net cash provided by operating activities			73,448	73,514
Investing Activities:
Principal payments received on mortgage loan portfolio			$1,180,453	$1,181,764
Net cash used in investing activities			(446,308)	(444,997)
Financing Activities:
Debt issuance costs			$(6,729)	$(6,340)
Proceeds from derivative instruments			1,766	—
Net cash provided by financing activities			370,958	369,581

	Three Months Ended June 30,		Six Months Ended June 30,
	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:	(in thousands, except per share amounts)
Interest income	$99,051	$102,995	$190,050	$200,383
Interest expense	(36,045)	(34,228)	(69,212)	(65,522)
Net interest income	63,006	68,767	120,838	134,861
Provision for mortgage loan losses	(10,160)	(6,810)	(14,038)	(11,229)
Net interest income after provision for mortgage loan losses	52,846	61,957	106,800	123,632
Servicing income, net of amortization and impairment	6,931	5,336	11,823	9,938
Derivative gains	—	23,220	—	10,763
Total net revenues and gains	60,085	90,821	121,482	147,192
Other expense	1,248	1,685	2,391	2,795
Total expenses	33,744	34,181	64,783	65,187
Income before taxes	26,341	56,640	56,699	82,005
Income tax expense	8,893	20,943	19,559	27,378
Income before cumulative effect of change in accounting principle (SFAS 123R)	17,448	35,697	37,140	54,627
Net income	17,448	35,697	37,140	54,627
Earnings per share - basic	$0.61	$1.24	$1.30	$1.90
Earnings per share - diluted	$0.56	$1.15	$1.19	$1.75

As of December 31,:
Mortgage loan portfolio			$6,027,620	$5,997,376
Derivative assets			16,573	17,568
Other assets			84,898	83,865
Derivative liabilities			1,809	2,636
Deferred tax asset (liability)			27,825	27,506
Other comprehensive loss			(3,842)	(474)

Statement of Shareholders’ Equity:
Balance as of January 1, 2004:
Accumulated other comprehensive loss			$(5,497)	$(832)
Retained earnings			86,226	50,245
Total			345,046	313,730
Comprehensive income:
Net income			$37,140	$54,627
Cash flow hedging instruments - change in unrealized gain			10,157	—
Cash flow hedging instruments - reclassification adjustment			30	—
Cash flow hedging instruments - tax effect			(3,963)	—
Total comprehensive income			43,863	55,168
Balance as of June 30, 2004:
Accumulated other comprehensive income (loss)			$1,226	$(291)
Retained earnings			123,366	104,872
Total			391,300	371,289

Statement of Cash Flows:
Operating Activities:
Net income			$37,140	$54,627
Depreciation and amortization			23,208	8,655
Deferred income tax (benefit) provision			(3,567)	246
Impairment of assets			6,692	7,100
Non cash derivative gains			—	(11,477)
Provision for mortgage loan losses			14,038	11,229
(Recovery of) provision for past due interest			(529)	7,325
Decrease in servicing related advances			19,172	19,939
Proceeds from selling of derivative instruments			—	976
Net change in miscellaneous assets and liabilities			(5,693)	(18,558)
Net cash provided by operating activities			67,485	68,455
Financing Activities:
Debt issuance costs			$(4,017)	$(3,412)
Proceeds from derivative instruments			1,575	—
Net cash provided by financing activities			566,728	565,758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report.

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

For the three months ended June 30, 2005 and 2004 we originated or purchased approximately $0.8 billion and $0.9 billion, respectively, and securitized approximately $0.8 billion and $0.5 billion, respectively, of residential mortgage loans. For the six months ended June 30, 2005 and 2004 we originated, purchased, or called approximately $1.6 billion and $1.7 billion, respectively, and securitized approximately $1.8 billion and $1.1 billion, respectively, of residential mortgage loans. Called loans occur upon exercise of the clean-up call option by our taxable REIT subsidiaries, who serve as servicer or master servicer, of various securitized pools within our mortgage loan servicing portfolio. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. We did not exercise any clean-up call options during the first six months of 2005.

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

Description of Other Data

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations, and our calculations of these data may be calculated differently than other registrants. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. These measures should be used only supplementally. See our consolidated financial statements and related notes included elsewhere in this report and see “Consolidated Results” for the reconciliation of these financial measures to GAAP. Descriptions of these financial measures are set forth below.

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

Reconciliation of GAAP net income to estimated taxablet income. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including the following:

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

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	amortization of yield adjustments to net interest income;

•	allowance for loan losses and past due interest;

•	mortgage servicing rights;

•	deferral of direct loan origination costs; and

•	accounting for income taxes.

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

Allowance for Loan Losses and Past Due Interest

The allowance for loan losses is established through the provision for mortgage loan losses, which is charged to earnings on a monthly basis. The allowance for past due interest is charged to earnings through interest income. The accounting estimate of the allowance for loan losses and past due interest is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan losses and past due interest and our results of operations. The assumptions used by management regarding these key estimates are highly uncertain and involve a great deal of judgment.

Provisions are made to the allowance for loan losses and past due interest for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO status. The allowance for loan losses and past due interest is regularly evaluated by management for propriety by taking into consideration factors such as: changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay and the underlying value of the collateral. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan losses and past due interest. Our roll rate analysis is defined as the historical progression of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we would adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

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

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral may differ from our initial estimates, and these differences may be material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs. On a quarterly basis, we perform an impairment analysis using the independent valuations we obtained, and considering estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool to assess whether the impairment is temporary or permanent. If we conclude that the impairment is temporary, we establish a valuation allowance and record an expense. Charge-offs to the valuation allowance are recorded if we conclude that the impairment is permanent..

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

Consolidated Results

Three and Six Months Ended June 30, 2005 versus Three and Six Months Ended June 30, 2004

Overview. Net income decreased $28.7 million, or 80%, to $7.0 million for the three months ended June 30, 2005 from $35.7 million for the three months ended June 30, 2004. This decrease was primarily the result of an increase in our interest expense, provision for mortgage loan losses and derivative losses, offset by an increase in our servicing income, net of amortization and impairment, and a decrease in our tax expense.

Net income increased $6.4 million, or 12%, to $61.0 million for the six months ended June 30, 2005 from $54.6 million for the six months ended June 30, 2004. The increase was primarily the result of an increase in servicing income, an increase in our interest income, and the impact of our REIT status on our income taxes. This increase was partially offset by decreases in our derivative gains and increases in interest expense, provision for mortgage loan losses, and total operating expenses. Overall, our net income was positively impacted by the growth in our mortgage loan and servicing portfolios and was negatively affected by an increase in one-month LIBOR rates, which significantly increased our borrowing costs. To the extent that we continue to grow our mortgage loan and servicing portfolios, we would expect an increase in interest income and servicing income. However, if one-month LIBOR rates continue to rise, the increased interest income would be offset by higher interest expense. Also, our ability to grow our mortgage loan portfolio could be negatively impacted by the intense pricing pressures currently being experienced in our industry.

Revenues

Total Net Revenues, Gains and Losses. Total net revenues, gains and losses decreased $47.8 million, or 53%, to $43.0 million for the three months ended June 30, 2005 from $90.8 million for the three months ended June 30, 2004. Total net revenues, gains and losses decreased $12.6 million, or 9%, to $134.6 million for the six months ended June 30, 2005 from $147.2 million for the six months ended June 30, 2004. The decrease in total net revenues, gains and losses was due primarily to a decrease in our net interest income after provision for mortgage loan losses relating to increased borrowing costs and increased provision for mortgage loan losses, partially offset by an increase in our servicing income. For the past eighteen months, our interest income has not grown at the same rate as our interest expense due to the intense pricing competition affecting the sub-prime residential mortgage loan industry and the flattened yield curve existing in the marketplace during the second quarter of 2005. The decrease was also due to the change in derivatives gains (losses) of $(38.3) million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and a decrease in derivative gains of $4.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Interest Income. Interest income increased $8.1 million, or 8%, to $111.1 million for the three months ended June 30, 2005, from $103.0 million for the three months ended June 30, 2004. Interest income increased $23.1 million, or 12%, to $223.5 million for the six months ended June 30, 2005, from $200.4 million for the six months ended June 30, 2004. The increase in interest income was due primarily to growth in our mortgage loan portfolio. This increase was partially offset by (1) the impact of lower weighted-average coupon rates (WAC) on our mortgage loans and (2) a decrease in prepayment penalty income. The WAC on our production for 2004 and for the first six months of 2005, which represents 83% of our owned portfolio, was negatively impacted by the intense pricing competition affecting the sub-prime residential mortgage loan industry and the flattened yield curve existing in the marketplace during the second quarter of 2005. This competition has resulted in lower WAC on our mortgage loans compared to the first six months of 2004. The components of these decreases are discussed in more detail below.

Rate/Volume Table For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

As shown in the table below, compared to the three and six months ended June 30, 2004, our interest income increased $18.3 million and $41.6 million for the three and six months ended June 30, 2005, respectively, due to an increase in the size of our mortgage loan portfolio, and decreased $9.0 million and $16.2 million for the three and six months ended June 30, 2005, respectively, due to a decrease in the WAC on our mortgage loan portfolio.

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004			Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$(10,696)	$21,100	$10,404	$(18,388)	$43,806	$25,418
Warehouse loans	1,379	(2,820)	(1,441)	1,853	(2,280)	(427)
Mortgage bonds	329	20	349	381	116	497
Other	—	(13)	(13)	—	(9)	(9)
Total	$(8,988)	$18,287	$9,299	$(16,154)	$41,633	$25,479
Prepayment penalty income	—	—	(1,217)	—	—	(2,363)
			$8,082			$23,116

Interest Income Yield Analysis For the Three and Six Months Ended June 30, 2005 and 2004

The following table presents the average yield on our interest-earning assets for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,051,182	$110,765	7.32%	$4,986,364	$99,446	7.98%
Less amortization of yield adjustments (1)	—	(8,264)	(0.55)%	—	(6,245)	(0.50)%
	$6,051,182	$102,501	6.77%	$4,986,364	$93,201	7.48%
Add prepayment penalty income	—	8,576	0.57%	—	9,794	0.78%
Total interest-earning assets	$6,051,182	$111,077	7.34%	$4,986,364	$102,995	8.26%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,038,543	$221,023	7.32%	$4,856,350	$195,794	8.06%
Less amortization of yield adjustments (1)	—	(12,864)	(0.43)%	—	(13,114)	(0.54)%
	$6,038,543	$208,159	6.89%	$4,856,350	$182,680	7.52%
Add prepayment penalty income	—	15,340	0.51%	—	17,703	0.73%
Total interest-earning assets	$6,038,543	$223,499	7.40%	$4,856,350	$200,383	8.25%
______________
(1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in gross interest income is consistent with the growth of our mortgage loan portfolio. Our mortgage loan portfolio increased $0.9 billion, or 17%, to $6.2 billion as of June 30, 2005 from $5.3 billion as of June 30, 2004. However, this growth was offset partially by the 74 basis point decrease in gross WAC for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to intense pricing competition, the liquidation of higher WAC loans, and the increase in the credit quality of our mortgage loan portfolio. Our anticipation of our change in tax status to a REIT enabled us to lower our pricing in early 2004, and therefore receive a lower WAC on our mortgage loan production, which we believe enabled us to remain competitive in the face of intense pricing competition in our industry. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows. This growth could be negatively impacted by the intense pricing pressures and flattened yield curve in the current environment.

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

Interest Expense. Interest expense increased $27.3 million, or 80%, to $61.5 million for the three months ended June 30, 2005 from $34.2 million for the three months ended June 30, 2004, and increased $51.0 million, or 78%, to $116.5 million for the six months ended June 30, 2005 from $65.5 million for the six months ended June 30, 2004. The table below presents the total change in interest expense from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt. Compared to the three and six months ended June 30, 2004, our interest expense increased $20.0 million and $35.5 million for the three and six months ended June 30, 2005, respectively, as a result of higher interest rates on our interest bearing liabilities and increased $7.2 million and $15.5 million for the three and six months ended June 30, 2005, respectively, due to an increase in our borrowings.

Rate/Volume Table For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004			Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$18,542	$8,388	$26,930	$32,712	$17,088	$49,800
Warehouse financing:
Lines of credit	128	(40)	88	490	481	971
Repurchase agreements	1,353	(815)	538	2,280	(1,503)	777
Other	—	(297)	(297)	—	(592)	(592)
Total	$20,023	$7,236	$27,259	$35,482	$15,474	$50,956

As seen in the table below, our increase in interest expense was due primarily to the increase in the average yield on interest-bearing liabilities of 139 basis points and 122 basis points for the three and six months ended June 30, 2005, respectively. One-month LIBOR rates increased 197 basis points from June 30, 2004 to June 30, 2005. Our average balance of borrowings increased $0.9 billion, or 17%, to $6.1 billion for the three months ended June 30, 2005 from $5.2 billion for the three months ended June 30, 2004, and increased $1.0 billion, or 20%, to $6.1 billion for the six months ended June 30, 2005 from $5.1 billion for the six months ended June 30, 2004 as a result of the growth in our mortgage loan portfolio. Our amortization of yield adjustments increased $7.7 million, or 105%, to $0.4 million net amortization for the three months ended June 30, 2005 from $(7.3) million net accretion for the three months ended June 30, 2004, and increased $14.8 million, or 89%, to $(1.8) million net accretion for the six months ended June 30, 2005 from $(16.6) million net accretion for the six months ended June 30, 2004. Specifically, our accretion of premium on the interest only classes of certain of our bonds decreased $15.1 million due to the repayment of such bonds, partially offset by a decrease in our amortization of bond issuance costs and discounts on other bonds of $0.3 million.

Interest Expense Yield Analysis For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$190,034	$1,880	3.91%	$198,354	$1,130	2.25%
Less compensating balance credits (1)		(865)	(1.80%)	—	(203)	(0.40)%
Net warehouse financing	$190,034	1,015	2.11%	198,354	927	1.85%

Repurchase agreements	248,761	2,350	3.74%	386,315	1,813	1.86%
Securitization financing:
Gross	5,685,408	56,608	3.98%	4,587,307	37,355	3.26%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	405	0.03%	—	(7,273)	(0.63)%
Net securitization financing:	5,685,408	57,013	4.01%	4,587,307	30,082	2.63%

Notes payable	—	—	—	25,000	497	8.00%
Other expenses	—	1,109	—	—	909	—
Total interest-bearing liabilities	$6,124,203	61,487	4.02%	$5,196,976	$34,228	2.63%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$181,063	$3,496	3.84%	$135,198	$1,574	2.32%
Less compensating balance credits (1)	—	(1,315)	(1.44)%	—	(364)	(0.54)%
Net warehouse financing	$181,063	$2,181	2.40%	$135,198	$1,210	1.78%

Repurchase agreements	$231,428	$4,099	3.52%	$361,258	$3,322	1.83%

Securitization financing:
Gross	5,715,750	109,922	3.85%	4,566,901	74,848	3.28%
Less net accretion of yield adjustments (2)	—	(1,828)	(0.06)%	—	(16,554)	(0.72)%
Net securitization financing:	$5,715,750	$108,094	3.79%	$4,566,901	$58,294	2.56%

Notes payable	—	—	—	25,000	995	8.00%
Other expenses	—	2,104	—	—	1,701	—
Total interest-bearing liabilities	$6,128,241	$116,478	3.80%	$5,088,357	$65,522	2.58%
________________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our debt.

(3)	Yield adjustments include accumulated other comprehensive income relating to cash flow hedging of our debt.

Net Interest Margin. Our net interest margin decreased to 3.3% for the three months ended June 30, 2005, from 5.5% for the three months ended June 30, 2004, and decreased to 3.5% for the six months ended June 30, 2005, from 5.6% for the six months ended June 30, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, competitive pricing pressures, as well as our shift in credit mix to loans with lower weighted average coupons and prepayments of higher coupon loans. We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the impact of such changes on derivative instruments is reflected in derivatives gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues and gains.

The following table sets forth information about our securitized mortgage loan portfolio and our securitization financing as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(in thousands)
Collateral:
Fixed	$1,882,665	$1,960,514
Arm	3,848,816	3,204,816
Total	$5,731,481	$5,165,330

Financing:
Fixed	$774,252	$921,745
Arm	5,108,884	4,212,421
Total	$5,883,136	$5,134,166

 Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $2.6 million, or 38%, to $9.4 million for the three months ended June 30, 2005, from $6.8 million for the three months ended June 30, 2004, and increased $0.5 million, or 4%, to $11.7 million for the six months ended June 30, 2005, from $11.2 million for the six months ended June 30, 2004. The increase in the provision was primarily attributable to an increase in delinquencies in the 30-59 day delinquent category of $56.7 million, or 23%. Serious delinquencies remained relatively constant over this time period even as the mortgage loan portfolio continues to season. Because our portfolio shifted in credit mix to a higher quality portfolio in 2004 and 2003, expected future losses on 2003 and 2004 production may decrease compared to 2001 and 2002 production. We may maintain a lower required future provision for mortgage loan losses as a result of the improved credit quality of our loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the six months ended June 30, 2005.

Also, by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing a decrease in overall losses on our 2004 and 2003 production as compared to our 2002 and 2001 production, as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. We saw a decrease in serious delinquency rates and loan loss experience in our owned portfolio in the first six months of 2005 compared to the first six months of 2004. We believe this decrease was the result of the improved credit quality of our portfolio.

Two widely accepted methodologies of reporting delinquency data are the Mortgage Bankers Association (MBA) and the Office of Thrift Supervision (OTS) methods. The MBA methodology reports delinquencies as of month-end while the OTS methodology reports delinquencies as of the first of the following month after payment is due. We believe the MBA method is more commonly used in conforming and jumbo mortgage markets while the OTS method is more commonly used in non-conforming and subprime mortgage markets. Reporting delinquencies as of the first of the month makes OTS reported loans appear one delinquency category better than the MBA method of reporting delinquencies as of month-end; therefore, we consider the MBA method to be a more conservative approach. The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio using the MBA method and is followed by a reconciliation between securitization net losses on liquidated loans to charge-offs. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

Delinquency and Loss Experience Of Our Owned Portfolio

	June 30,
	2005	2004
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,104,889	$5,215,050
Delinquency (at period end):
30-59 days:
Principal balance	$307,766	$251,075
Delinquency percentage	5.04%	4.81%
60-89 days:
Principal balance	$83,148	$59,826
Delinquency percentage	1.36%	1.15%
90 days or more:
Principal balance	$46,542	$36,889
Delinquency percentage	0.76%	0.71%
Bankruptcies (1):
Principal balance	$126,391	$96,978
Delinquency percentage	2.07%	1.86%
Foreclosures:
Principal balance	$105,782	$121,326
Delinquency percentage	1.73%	2.33%
Real estate owned (2):
Principal balance	$41,972	$42,891
Delinquency percentage	0.69%	0.82%
Total seriously delinquent including real estate owned (3)(4)	$367,013	$337,301
Total seriously delinquent including real estate owned (3)(4)	6.01%	6.47%
Total seriously delinquent excluding real estate owned (4)	$325,041	$294,410
Total seriously delinquent excluding real estate owned (4)	5.32%	5.65%
Securitization net losses on liquidated loans - quarter ended	$13,074	$11,007
Charge-offs - quarter ended (5)	$8,861	$9,089
Percentage of securitization net losses on liquidated loans (6)	0.86%	0.84%
Percentage of charge-offs on liquidated loans (6)	0.58%	0.70%
Loss severity on liquidated loans (7)	37.18%	37.99%
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

(4)
Total seriously delinquent including REO using the OTS method would be $283.4 million, or 4.64% as of June 30, 2005 and $277.0 million, or 5.31% as of June 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $241.5 million, or 3.96% as of June 30, 2005, and $234.1 million, or 4.49% as of June 30, 2004.

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

 Reconciliation of Securitization Net Losses On Liquidated Loans to Charge-offs

	For the Three Months Ended June 30,
	2005	2004
	(in thousands)
Securitization net losses on liquidated loans	$13,074	$11,007
Loan transfers to real estate owned	8,432	6,473
Realized losses on real estate owned	(10,581)	(8,153)
Timing differences between liquidation and claims processing	(338)	(1,158)
Interest not advanced on warehouse	(220)	(59)
Other	(1,506)	979
Charge-offs (1)	$8,861	$9,089
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Seriously Delinquent Percentage (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$59,397	$89,725	26.51%	23.16%	$49,849	$36,608
2002 Securitizations	96,364	136,746	16.25%	12.49%	37,389	22,222
2003 Securitizations	75,316	80,610	7.94%	4.68%	12,381	2,470
2004 Securitizations	100,223	19,603	4.38%	1.90%	3,642	—
2005 Securitizations	27,753	—	1.65%	—	—	—
Warehouse	7,960	10,617	2.12%	1.09%	5,130	4,614
Total	$367,013	$337,301	6.01%	6.47%	$108,391	$65,914
________________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

  Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $11.9 million, or 225%, to $17.2 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004, and increased $20.9 million, or 211%, to $30.8 million for the six months ended June 30, 2005 from $9.9 million for the six months ended June 30, 2004. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $5.9 million and $10.6 million of amortization and impairment expense of MSRs for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, respectively. This increase in MSR amortization expense was due to an increase in the third party servicing rights balance from $50.0 million at June 30, 2004 to $135.1 million at June 30, 2005. We expect our servicing income to increase as we continue to grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Variance	2005	2004	Variance
	($ in thousands)
Average third party servicing portfolio	$18,174,942	$5,921,186	207%	$16,326,701	$5,449,511	200%
Average owned portfolio	$6,008,245	$4,886,467	23%	$5,983,996	$4,778,034	25%
Average total servicing portfolio	$24,183,187	$10,807,653	124%	$22,310,697	$10,227,545	118%
Gross servicing income	$28,484	$10,682	167%	$52,742	$21,321	147%
Amortization and impairment	$11,261	$5,346	111%	$21,953	$11,383	93%

Servicing fees - third party portfolio (1) (2)	52	58		53	58
Amortization and impairment- third party portfolio (1)	25	36		27	42
Other servicing income - total servicing portfolio (1)(3)	8	8		11	20
Servicing income - total servicing portfolio (1)	47	40		47	42
     ___________
(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

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

Income Tax Expense (Benefit). We recorded a $2.9 million tax expense for the three months ended June 30, 2005 compared to a $20.9 million tax expense for the three months ended June 30, 2004. We recorded a $0.4 million tax benefit for the six months ended June 30, 2005 compared to a $27.4 million tax expense for the six months ended June 30, 2004. These differences were the result of the impact of the structure and formation transactions related to our REIT conversion.

REIT Taxable Income

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	($ in thousands)
Consolidated GAAP income before taxes, including cumulative effect of change in accounting principle (SFAS 123(R))	$9,972	$60,614
Estimated tax adjustments:
Plus:
Provision for losses in excess of actual charge-offs	12,537	18,399
Hedging income (1)	12,370	—
Miscellaneous	8,916	5,205
Less:
Taxable REIT subsidiary income before taxes	14,070	12,441
Hedging income (1)	—	9,863
Estimated REIT taxable income	$29,725	$61,914
________________
(1)	Although we have eliminated the use of hedge accounting under SFAS No. 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

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

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues and gains for the portfolio segment decreased $53.8 million to $10.2 million for the three months ended June 30, 2005 from $64.0 million for the three months ended June 30, 2004. Total net revenues and gains for the portfolio segment decreased $11.6 million, or 13%, to $81.1 million for the six months ended June 30, 2005 from $92.7 million for the six months ended June 30, 2004. The decrease in total net revenues was due to a decrease in net interest income after provision for mortgage loan losses resulting from the margin compression relating to intense pricing pressures and the increase in our borrowing costs due to the increase in one-month LIBOR.

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
	June 30,
	2005	2004
Total Delinquencies and Loss Experience (1)	($ in thousands)

Total outstanding principal balance (at period end)	$24,730,615	$11,364,002
Delinquency (at period end):
30-59 days:
Principal balance	$1,262,124	$536,522
Delinquency percentage	5.10%	4.72%
60-89 days:
Principal balance	$348,432	$142,404
Delinquency percentage	1.41%	1.25%
90 days or more:
Principal balance	$285,741	$94,971
Delinquency percentage	1.16%	0.84%
Bankruptcies (2):
Principal balance	$358,906	$272,043
Delinquency percentage	1.45%	2.39%
Foreclosures:
Principal balance	$346,306	$267,054
Delinquency percentage	1.40%	2.35%
Real estate owned:
Principal balance	$121,455	$93,809
Delinquency percentage	0.49%	0.83%
Total seriously delinquent including real estate owned (3)(4)	$1,351,039	$814,810
Total seriously delinquent including real estate owned (3)(4)	5.46%	7.17%
Total seriously delinquent excluding real estate owned (4)	$1,229,584	$721,001
Total seriously delinquent excluding real estate owned (4)	4.97%	6.34%
Securitization net losses on liquidated loans - quarter ended	$27,579	$29,396
Percentage of securitization net losses on liquidated loans (5)	0.45%	0.52%
Loss severity on liquidated loans (6)	33.81%	45.46%
__________
(1)	Includes all loans we service.
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
(4)
Total seriously delinquent including REO using the OTS method would be $994.4 million, or 4.02% as of June 30, 2005 and $665.8 million, or 5.86% as of June 30, 2004. Total seriously delinquent excluding REO using the OTS method would be $873.0 million, or 3.53% as of June 30, 2005, and $572.0 million, or 5.03% as of June 30, 2004.

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

(4)
Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, allcosts of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

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

Allowance for Loan Losses. The allowance for loan losses decreased $0.5 million, or 2%, to $24.4 million as of June 30, 2005 from $24.9 million as of December 31, 2004. Although an additional $11.7 million of loan losses were provided for during the six months ended June 30, 2005, this amount was offset by charge-offs primarily relating to our 2001 and 2002 securitizations, which were provided for in previous periods. We have experienced a decrease in the percentage of seriously delinquent accounts since December 31, 2004; however, we expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

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

Servicing Related Advances. Servicing related advances increased $24.0 million, or 22%, to $133.8 million as of June 30, 2005 from $109.8 million as of December 31, 2004. The increase was primarily due to the increase in our third party servicing balances and an increase in delinquencies.

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

Other Assets. Other assets decreased $29.4 million, or 35%, to $54.5 million as of June 30, 2005 from $83.9 million as of December 31, 2004. The decrease in other assets is primarily the result of a decrease in our current tax receivable balance due to a partial refund of $29.7 million. Additionally, we had decreases of $2.0 million in prepaid expenses and $3.4 million in our required cash margin account on derivative instruments offset by increases in fixed assets of $2.9 million and increases in deferred issuance costs of $1.5 million.

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

Shareholders’ Equity. Shareholders’ equity increased $35.6 million, or 6%, to $622.7 million as of June 30, 2005, from $587.1 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to net income of $61.0 million partially offset by the declaration of $27.9 million in dividends.

Liquidity and Capital Resources

Cash decreased by $1.9 million during the six months ended June 30, 2005 and increased by $2.1 million during the six months ended June 30, 2004. The overall change in cash was comprised of the following:

	Six Months Ended June 30,
	2005	2004
	($ in thousands)
Cash provided by operating activities	$73,514	$68,455
Cash used by investing activities	(444,997)	(632,138)
Cash provided by financing activities	369,581	565,758
Increase (decrease) in cash	$(1,902)	$2,075

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2005 was $73.5 million, reflecting an increase of $5.0 million, or 7%, compared to the first six months of 2004. This change was primarily the result of an overall increase in net income adjusted for non-cash items such as depreciation and amortization, deferred income taxes, provision for mortgage loan losses, and increases in our income tax receivable as a result of the REIT conversion. Our net income increased primarily because the growth of our servicing income, which was due to increases in our third party servicing acquisitions, was higher than the decline in our net interest margin, which was due to an increase in the cost of our borrowings. Further details are discussed in “Consolidated Results.”

Investing Activities. Cash used for investing activities was $445.0 million for the six months ended June 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including basis adjustments totaled $1.6 billion for the six months ended June 30, 2005. In addition, MSRs were purchased totaling $52.0 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.2 billion and proceeds from the sale of mortgage loans and REO which totaled $216.4 million and $29.1 million, respectively.

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

Financing Activities. Cash provided by financing activities during the six months ended June 30, 2005 was $369.6 million and was the result of proceeds from the issuance of securitization financing of $2.0 billion partially offset by principal payments on securitization financings of $1.2 billion, net repayment of warehouse financing of $339.5 million, payment of dividends of $56.8 million, and debt issuance costs of $6.3 million relating to the completion of two securitizations during the first six months of 2005. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

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

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of June 30, 2005 to be approximately $178.6 million. Under the commonly defined working capital definition, we calculated our working capital as of June 30, 2005 to be $313.2 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - June 30, 2005	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$10,950	$10,950
Borrowing availability	72,264	—
Trustee receivable	—	135,424
Accrued interest receivable	—	38,253
Current tax receivable	—	5,452
Accrued interest payable	—	(6,909)
Other current liabilities	—	(17,596)
Unsecuritized mortgage loans - payments less than one year	350,093	355,652
Warehouse financing facility - payments less than one year	(254,695)	(261,105)
Servicing advances	—	133,787
Financed advances - payments less than one year	—	(48,272)
Securitized loans - payments less than one year	—	1,990,419
Securitized financing - payments less than one year	—	(2,022,869)
Total	$178,612	$313,186

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

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, of which $484.5 million were still outstanding as of June 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of June 30, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

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

	As of June 30, 2005
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$883,372	$1,186,583	$18,167	—	—	—
Weighted average rate	3.96%	3.86%	3.25%	—	—	—
Caps sold - notional:	$860,372	$1,186,583	$18,167	—	—	—
Weighted average rate	5.17%	4.69%	5.00%	—	—	—
Futures sold - notional:	—	$595,000	$270,000	$8,750	$6,250	—
Weighted average rate	—	4.20%	4.36%	5.14%	5.45%	—
Swaps bought - notional:	$2,500,000	$1,650,000	$600,000	—	—	—
Weighted average rate	3.28%	3.77%	4.17%	—	—	—
Puts bought - notional:	$6,250,000	$250,000	—	—	—	—
Weighted average rate	4.44%	4.50%	—	—	—	—
Puts sold - notional:	—	$375,000	—	—	—	—
Weighted average rate	—	4.58%	—	—	—	—
Calls bought - notional:	—	$300,000	—	—	—	—
Weighted average rate	—	3.75%	—	—	—	—
Calls sold - notional:	—	$300,000	—	—	—	—
Weighted average rate	—	3.25%	—	—	—	—
Total notional:	$10,493,744	$5,843,166	$906,334	$8,750	$6,250	$—

	As of December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
	($ in thousands)
Caps bought - notional:	$898,216	$686,583	$18,167	—	—	—
Weighted average rate	3.92%	3.39%	3.25%	—	—	—
Caps sold - notional:	$865,966	$686,583	$18,167	—	—	—
Weighted average rate	5.13%	4.46%	5.00%	—	—	—
Futures sold - notional:	225,000	$695,000	$570,000	$12,500	$6	—
Weighted average rate	3.57%	3.99%	4.33%	5.08%	5.45%	—
Swaps bought - notional:	500,000	$700,000	$200,000	—	—	—
Weighted average rate	2.31%	3.53%	3.91%	—	—	—
Puts bought - notional:	50,000	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Puts sold - notional:	$112,500	$250,000	—	—	—	—
Weighted average rate	4.11%	3.75%	—	—	—	—
Total notional:	$2,651,682	$3,018,166	$806,334	$12,500	$6	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Board, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of June 30, 2005 and the four scenarios that we used as of December 31, 2004. The change from December 31, 2004 to June 30, 2005 represents our change in assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	June 30, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$58,034	$14,730	$(12,526)	$(38,054)	$65,786	$40,758	$(219)	$(40,701)
Impact from derivative instruments:
Futures	(6,391)	(1,324)	1,036	5,223	(12,302)	(11,698)	(1,322)	5,834
Swaps	(21,189)	(7,073)	3,840	10,896	(11,753)	(7,866)	(276)	6,766
Puts	(2,534)	(441)	75	119	1,702	1,178	(19)	(310)
Calls	263	90	(60)	(458)	—	—	—	—
Caps	(3,293)	(1,033)	881	464	(6,885)	(3,967)	168	661
Total impact from derivative instruments	$(33,144)	$(9,781)	$5,772	$16,244	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change	$24,890	$4,949	$(6,754)	$(21,810)	$36,548	$18,405	$(1,668)	$(27,750)
Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 150 basis points over a fifteen-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of June 30, 2005, we estimate that our interest expense would increase by $58.0 million. However, we estimate that this amount would be partially offset by a decrease in our derivative instruments of $33.1 million. The net effect of this scenario would be a potential decrease of $24.9 million in our net revenues and gains. At December 31, 2004, assuming a hypothetical interest rate increase of approximately 225 basis points over a twelve-month period, we estimated at that time that our net revenues and gains would decrease by approximately $36.5 million.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but a relatively aggressive rise over the next six months. Under this scenario, we assume that interest rates have the potential to rise approximately 75 basis points over a six month period. Making these assumptions as of June 30, 2005, we estimate that our interest expense would increase by $14.7 million. However, we estimate that this amount would be partially offset by a decrease in our derivative instruments of $9.8 million. The net effect of this scenario would be a potential decrease of $4.9 million in our net revenues and gains. At December 31, 2004, assuming interest rates had the potential to rise approximately 250 basis points over a two year period, we estimated at that time that our net revenues and gains would decrease by approximately $18.4 million.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB temporarily stops raising interest rates to assess any lag in the impact of previous rate increases on the domestic and global economy. Given these assumptions as of June 30, 2005, we estimate that our interest expense from changes in borrowing costs would decrease by $12.5 million. However, we estimate that this amount would be partially offset by an increase in our derivative instruments of $5.8 million. The net effect of this scenario would be a potential increase in net revenues and gains of $6.7 million. At December 31, 2004, assuming interest rates increased another 100 basis points over a 12 month period, we estimated at that time that our net revenues and gains would increase by approximately $1.7 million.

Scenario 4 -This scenario assumes that the FRB increases rates another 50 basis points and then becomes concerned about the future prospects of economic growth and by mid 2006 reduces rates by 75 basis points to stimulate economic growth again. Given these assumptions as of June 30, 2005, we estimate that our interest expense would decrease by approximately $38.0 million, which would partially be offset by an estimated increase in our derivative instruments of approximately $16.2 million, for a total potential increase in net revenues and gains of approximately $21.8 million. At December 31, 2004, assuming interest rates remained steady for one year and then increased 150 basis points over a two year period, we estimated at that time that our net revenues and gains could increase by approximately $27.8 million.

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

Item 4. Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the restatements. On March 14, 2006, we concluded that the designation of our derivative instruments as cash flows hedges for the previously reported periods from October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS 133 with regard to documentation and effectiveness testing. We also concluded that the designation of our derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 had not met the requirements of SFAS 133 regarding the hedging of similar assets. We concluded, therefore, that the above derivative instruments did not qualify for cash flow or fair value hedge accounting treatment. We have restated our consolidated balance sheet as of June 30, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three and six months ended June 30, 2005 and 2004 to account for the derivative instruments as undesignated derivatives. Accordingly, all changes in the fair value of the derivative instruments are now recognized in our statement of operations, along with the related tax effects. Previously, changes in the fair value of the derivative instruments were recorded in other comprehensive income, net of income taxes on our consolidated balance sheets, for cash flow hedges. Previous fair value hedging activity had been recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

    Remediation of Material Weakness

Subsequent to the end of the period covered by this report, we have remediated the material weakness relating to derivative documentation and hedge accounting treatment that is described above. Our remediation action consisted of changing policies and procedures to redesignate all current derivative instruments as trading, as well as to consider them undesignated in the future. These new policies and procedures ensure that all derivative instruments are accounted for as undesignated instruments and are recorded in the consolidated statements of operations. These were the only changes in our internal control over financial reporting subsequent to the most recently completed fiscal quarter.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report. Moreover, there have been no significant changes subsequent to the date of evaluation discussed above, other than the changes related to the remediation of the material weakness.

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

SAXON CAPITAL, INC.

Dated: July 14, 2006	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: July 14, 2006	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal
financial officer)