Form 10-Q/A
period 2006-07-14
SAXON CAPITAL INC
filed 2006-07-14
CIK 1279493

______________________________________________________________________________

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

Explanatory Note

Saxon Capital, Inc. (“Saxon” or “Company”) is filing this amendment to its quarterly report on Form 10-Q for the quarter ended September 30, 2005 to restate financial statements and to amend other financial information filed with the Securities and Exchange Commission, or SEC. This amendment is being filed to correct errors in the originally filed quarterly report on Form 10-Q related to the Company’s accounting under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

For additional information on the restatement see Note 12, Restatement, to the Financial Statements presented under Item 1 of this report.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
($ in thousands, except per share data)
(unaudited)
	September 30, 2005 (as restated - see Note 12)	December 31, 2004 (as restated - see Note 12)
Assets:
Cash	$9,493	$12,852
Accrued interest receivable, net of allowance of $14,413 and $12,418, respectively	36,755	37,803
Trustee receivable	130,117	112,062

Mortgage loan portfolio	6,245,201	5,997,376
Allowance for loan losses	(34,762)	(24,892)
Net mortgage loan portfolio	6,210,439	5,972,484

Restricted cash	142,233	1,495
Servicing related advances	152,299	109,848
Mortgage servicing rights, net	138,943	98,995
Real estate owned	35,783	34,051
Derivative assets	33,264	17,568
Deferred tax asset	54,418	27,506
Other assets	67,319	83,865
Total assets	$7,011,063	$6,508,529
Liabilities and shareholders’ equity:

Liabilities:
Accrued interest payable	$7,044	$8,045
Dividends payable	—	28,909
Warehouse financing	144,100	600,646
Securitization financing	6,195,417	5,258,344
Derivative liabilities	7,025	2,636
Other liabilities	25,493	22,876
Total liabilities	6,379,079	5,921,456
Commitments and contingencies - Note 9

Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 49,980,135 and 49,849,386 as of September 30, 2005 and December 31, 2004, respectively	501	498
Additional paid-in capital	632,702	625,123
Accumulated other comprehensive loss, net of tax effect of $(13) and $(21)	(297)	(474)
Accumulated deficit	(922)	(38,074)

Total shareholders’ equity	631,984	587,073
Total liabilities and shareholders’ equity	$7,011,063	$6,508,529

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (as restated - see Note 12)	2004 (as restated - see Note 12)	2005 (as restated - see Note 12)	2004 (as restated - see Note 12)
Revenues:
Interest income	$116,101	$101,396	$339,600	$301,779
Interest expense	(68,807)	(40,030)	(185,285)	(105,552)
Net interest income	47,294	61,366	154,315	196,227
Provision for mortgage loan losses	(19,092)	(10,775)	(30,828)	(22,004)
Net interest income after provision for mortgage loan losses	28,202	50,591	123,487	174,223
Servicing income, net of amortization and impairment	19,063	6,636	49,853	16,574
Derivative gains (losses)	19,890	(15,790)	26,040	(5,027)
Gain on sale of assets	44	220	2,451	3,079
Total net revenues, gains and losses	67,199	41,657	201,831	188,849
Expenses:
Payroll and related expenses	21,324	20,133	59,330	54,987
General and administrative expenses	16,918	13,841	48,277	38,310
Depreciation	1,558	1,393	4,401	4,462
Other expense	1,286	1,796	3,127	4,591
Total expenses	41,086	37,163	115,135	102,350
Income before taxes	26,113	4,494	86,696	86,499
Income tax (benefit) expense	(5,796)	(9,294)	(6,179)	18,084
Income before cumulative effect of change in accounting principle	31,909	13,788	92,875	68,415
Cumulative effect of change in accounting principle	—	—	31	—
Net income	$31,909	$13,788	$92,906	$68,415
Earnings per share:
Weighted average common shares - basic	49,942	31,525	49,892	29,637
Weighted average common shares - diluted	50,945	33,565	50,753	32,064
Basic earnings per common share before cumulative effect of change in accounting principle	$0.64	$0.44	$1.86	$2.31
Cumulative effect of change in accounting principle	—	—	—	—
Basic earnings per common share	$0.64	$0.44	$1.86	$2.31
Diluted earnings per common share before cumulative effect of change in accounting principle	$0.63	$0.41	$1.83	$2.13
Cumulative effect of change in accounting principle	—	—	—	—
Diluted earnings per common share	$0.63	$0.41	$1.83	$2.13
Dividends declared per common share	$0.55	—	$1.10	—
The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Shareholders’ Equity
($ in thousands)
(unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2005 (as restated - see Note 12)	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	130,749	2	2,013	—	—	2,015
Compensation expense	—	1	2,061	—	—	2,062
Share-based compensation tax benefit	—	—	3,536	—	—	3,536
Cumulative effect of change in accounting principle	—	—	(31)	—	—	(31)
Dividends declared ($1.10 per share)	—	—	—	—	(55,754)	(55,754)
Comprehensive income: Net income (as restated - see Note 12)	—	—	—	—	92,906
Mortgage bonds:
Change in unrealized loss	—	—	—	(161)	—
Reclassification adjustment	—	—	—	346	—
Tax effect	—	—	—	(8)	—
Total comprehensive income (as restated - see Note 12)	—	—	—	177	92,906	93,083
Balance as of September 30, 2005 (as restated - see Note 12)	49,980,135	$501	$632,702	$(297)	$(922)	$631,984

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2004 (as restated - see Note 12)	28,661,757	$287	$264,030	$(832)	$50,245	$313,730
Issuance of common stock	21,182,164	211	426,575	—	—	426,786
Costs associated with REIT conversion and stock issuance	—	—	(32,571)	—	—	(32,571)
Compensation expense	—	—	3,880	—	—	3,880
Stock option exercise tax benefit	—	—	16,152	—	—	16,152
REIT conversion merger consideration	—	—	(51,376)	—	(80,000)	(131,376)
Comprehensive income: Net income (as restated - see Note 12)	—	—	—	—	68,415
Mortgage bonds:
Change in unrealized loss	—	—	—	19	—
Reclassification adjustment	—	—	—	703	—
Tax effect	—	—	—	(442)	—
Total comprehensive income (as restated - see Note 12)	—	—	—	280	68,415	68,695
Balance at September 30, 2004 (as restated - see Note 12)	49,843,921	$498	$626,690	$(552)	38,660	$665,296
The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)
	Nine Months Ended September 30,
	2005 (as restated - see Note 12)	2004 (as restated - see Note 12)
Operating Activities:
Net income	$92,906	$68,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,259	11,908
Deferred income tax (benefit) provision	(26,912)	9,864
Impairment of assets	7,560	10,812
Gain from sale of assets	(2,451)	(3,079)
Non cash derivative (gains) losses	(6,975)	45
Provision for mortgage loan losses	30,828	22,004
Provision for past due interest	9,719	10,954
Compensation expense for share-based compensation plans	2,061	3,880
Cumulative effect of change in accounting principle	(31)	—
Increase in servicing related advances	(42,451)	(12,832)
Increase in accrued interest receivable	(652)	(2,687)
(Decrease) increase in accrued interest payable	(1,001)	514
Increase in trustee receivable	(18,055)	(24,990)
Purchases of derivative instruments	(4,332)	(125)
Decrease (increase) in income tax receivable	24,348	(24,012)
Net change in miscellaneous assets and liabilities	(1,939)	10,938
Net cash provided by operating activities	117,882	81,609
Investing Activities:
Purchase and origination of mortgage loans	(2,470,538)	(2,763,453)
Principal payments received on mortgage loan portfolio	1,890,283	1,519,622
Proceeds from the sale of mortgage loans	251,264	205,214
Proceeds from the sale of real estate owned	41,792	42,347
(Increase) decrease in restricted cash	(140,738)	202
Principal payments received on mortgage bonds	—	3,584
Acquisition of mortgage servicing rights	(78,727)	(52,315)
Capital expenditures	(9,100)	(5,332)
Net cash used in investing activities	(515,764)	(1,050,131)
Financing Activities:
Proceeds from issuance of securitization financing - bonds	2,867,371	2,313,525
Proceeds from issuance of securitization financing - certificates	150,249	14,660
Debt issuance costs	(10,667)	(8,306)
Principal payments on securitization financing - bonds	(1,970,147)	(1,573,036)
Principal payments on securitization financing - certificates	(103,089)	(9,359)
(Repayment of) proceeds from warehouse financing, net	(456,546)	212,811
Proceeds received from issuance of stock	2,015	426,786
Payment of expenses related to REIT conversion and stock issuance	—	(30,621)
Payment of merger consideration	—	(131,376)
Repayment of note payable	—	(25,000)
Payment of dividends	(84,663)	—
Net cash provided by financing activities	394,523	1,190,084
Net (decrease) increase in cash	(3,359)	221,562
Cash at beginning of period	12,852	5,245
Cash at end of period	$9,493	$226,807
Supplemental Cash Flow Information:
Cash paid for interest	$(185,644)	$(128,784)
Cash received (paid) for income taxes	$7,143	$(16,576)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$63,143	$69,864

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

In periods prior to April 1, 2005, the Company had elected to follow the intrinsic value method in accounting for stock options issued to employees and non-employee directors. Effective September 13, 2004, upon approval by Old Saxon’s shareholders of the merger agreement in connection with the REIT conversion, all then-outstanding stock options and restricted stock units immediately vested and were expensed at that time. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option-pricing model to options and restricted stock units granted during the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004.  As shown in the table, there would have been no effect on net income and earnings per share if the company had applied the fair value method using the Black-Scholes option pricing model during the nine months ended September 30, 2005.  This is because all outstanding options were vested upon the Company's conversion to REIT status in 2004, and restricted stock unit awards are accounted for similarly under either method.

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004

	($ in thousands, except per share data)
Net income	$13,788	$92,906	$68,415
Add: stock-based compensation expense included in net income, net of related tax effects	199	694	199
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,918)	(694)	(4,194)
Pro forma net income	$11,069	$92,906	$64,420
Earnings per share:
Basic	$0.44	$1.86	$2.31
Basic - pro forma	$0.35	$1.86	$2.17
Diluted	$0.41	$1.83	$2.13
Diluted - pro forma	$0.33	$1.83	$2.00

(d) Reclassifications

Certain items in the prior year consolidated balance sheet have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported total assets. The Company has changed the format of its 2005 consolidated balance sheet presentation to report the component of allowance for loan losses related to past due interest with accrued interest receivable. The Company also changed the format of its 2005 consolidated balance sheet presentation to report the portion of its real estate owned valuation allowance that is related to past due interest with accrued interest receivable. The consolidated balance sheet for 2004 has been reclassified to conform to these formats. A reclassification of $12.4 million in allowance for mortgage loan losses to accrued interest receivable and a reclassification of $5.9 million in real estate owned to accrued interest receivable were made in the December 31, 2004 consolidated balance sheet to conform to the September 30, 2005 presentation.

(2) Subsequent Events

On October 12, 2005, a matter was filed in the Common Pleas Court for Cuyahoga County, Ohio as Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc., Case No. CV 05 574577. The plaintiffs filed this case as a class action on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic:
Net income	$31,909	$13,788	$92,906	$68,415
Weighted average shares outstanding	49,942	31,525	49,892	29,637
Earnings per share	$0.64	$0.44	$1.86	$2.31

Diluted:
Net income	$31,909	$13,788	$92,906	$68,415
Weighted average shares outstanding	49,942	31,525	49,892	29,637
Dilutive effect of stock options, warrants and restricted stock units	1,003	2,040	861	2,427
Weighted average shares outstanding - diluted	50,945	33,565	50,753	32,064
Earnings per share	$0.63	$0.41	$1.83	$2.13

(4) Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2004 were comprised of the following:

	September 30, 2005	December 31, 2004
	($ in thousands)
Securitized mortgage loans - principal balance	$5,928,360	$5,123,071
Unsecuritized mortgage loans - principal balance	212,630	782,717
Premiums, net of discounts	88,953	75,562
Deferred origination costs, net of deferred fees	12,342	11,288
Purchase accounting fair value adjustments	2,916	4,738
Total	6,245,201	5,997,376
Less allowance for losses	(34,762)	(24,892)
Net mortgage loan portfolio	$6,210,439	$5,972,484

    During the three months ended September 30, 2005, the Company completed the final funding of Saxon Asset Securities Trust, or SAST, 2005-2 ($203.0 million in principal balances and $2.8 million in unamortized basis adjustments) and the initial funding of SAST 2005-3 ($759.4 million in principal balances and $9.2 million in unamortized basis adjustments).

    From time to time, the Company’s subsidiaries may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to mortgage loans sold during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Performing mortgage loans sold:
Non conforming first lien mortgages	$-	$-	$98,786	$69,274
Conforming first lien mortgages (1)	12,758	1,270	52,845	2,205
Second lien mortgages	21,636	42,312	85,871	94,584
Delinquent mortgage loans (2)	-	10,142	8,812	34,607
Total mortgage loans sold	34,394	53,724	246,314	200,670
Plus basis adjustments	426	579	2,521	1,496
Less: cash received	(34,867)	(54,523)	(251,263)	(205,214)
Gain on sale of mortgages (2)(3)	$47	$220	$2,428	$3,048

___________
(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.
(2)	Includes real estate owned, or REO, that was part of a delinquent loan sale.
(3)
Total gain on sale of assets of $44 thousand, $2.5 million, and $3.1 million on the consolidated statements of operations for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 and 2004, respectively, includes the gain (loss) recognized on sale of other assets.

(5) Allowance for Loan Losses and Past Due Interest

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan losses and past due interest taking into account a variety of criteria including contractual delinquency status, historical loss experience, and catastrophic environmental influences or natural disasters - see Note 9 for further details. The allowance for loan losses and past due interest is evaluated monthly and adjusted based on this evaluation.

Activity related to the allowance for loan losses and past due interest for the mortgage loan portfolio is as follows:

	September 30, 2005	December 31, 2004
	($ in thousands)
Allowance for loan losses	$34,762	$24,892
Allowance for past due interest (1)	14,413	12,418
Total allowance for loan losses and past due interest	$49,175	$37,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance	$36,278	$34,032	$37,310	$43,369
Provision for loan losses (2)	19,092	10,775	30,828	22,004
Provision for past due interest (3)	2,423	2,497	7,009	4,371
Charge-offs	(8,618)	(10,988)	(25,972)	(33,428)
Ending balance	$49,175	$36,316	$49,175	$36,316
    ________________
(1)	Provided for within accrued interest receivable on the consolidated balance sheets
(2)	Includes $6.8 million for the three and nine months ended September 30, 2005 with respect to probable losses incurred due to Hurricane Katrina.
(3)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of interest income on loans delinquent for 90 days or more.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Beginning balance of MSRs, gross	$135,122	$50,035	$106,619	$41,942
Purchased	26,729	37,489	78,727	52,315
Amortization	(13,410)	(5,139)	(33,931)	(11,872)
Charge-offs	(419)	(755)	(3,393)	(755)
Ending balance of MSRs, gross	148,022	81,630	148,022	81,630
Beginning balance of valuation allowance	(6,083)	(5,337)	(7,624)	(687)
Impairment	(3,415)	(2,113)	(4,848)	(6,763)
Charge-offs	419	755	3,393	755
Ending balance of valuation allowance	(9,079)	(6,695)	(9,079)	(6,695)
MSRs, net	$138,943	$74,935	$138,943	$74,935

As of September 30, 2005, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
October 2005 through December 2005	$13,855
2006	49,994
2007	30,613
2008	19,371
2009	12,329
Thereafter	21,860
Total	$148,022

(7) Warehouse and Securitization Financing

A summary of the amounts outstanding under these agreements as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
	($ in thousands)
Debt Outstanding
Warehouse financing - loans and servicing advances	$122,473	$282,092
Repurchase agreements - loans and mortgage bonds (1)(2)	21,627	318,554
Securitization financing - servicing advances	165,147	117,988
Securitization financing - loans and real estate owned	6,030,270	5,125,572
Securitization financing - net interest margin	-	14,784
Total	$6,339,517	$5,858,990
___________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.
(2)	As of September 30, 2005 and December 31, 2004, amounts outstanding of $1.0 million and $1.1 million were borrowed against an uncommitted facility.

The following table summarizes the Company’s contractual obligations with respect to these facilities as of September 30, 2005:
As of September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing - loans and servicing advances	$122,473	$122,473	$—	$—	$—
Repurchase agreements - loans and mortgage bonds (1)	21,627	21,627	—	—	—
Securitization financing - servicing advances	165,147	25,147	55,000	85,000	—
Securitization financing - loans and real estate owned (2)	6,030,270	2,400,559	3,003,763	536,782	89,166
Total contractual cash obligations	$6,339,517	$2,569,806	$3,058,763	$621,782	$89,166
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.

(2)	Amounts shown are estimated debt payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Interest Expense
Warehouse financing	$126	$1,099	$2,307	$2,309
Repurchase agreements	3,258	2,354	7,357	5,676
Securitization financing	64,325	34,917	172,419	93,212
Note payable	—	448	—	1,443
Other	1,098	1,212	3,202	2,912
Total	$68,807	$40,030	$185,285	$105,552

Weighted Average Cost of Funds
Warehouse financing	0.28%	2.10%	1.70%	1.92%
Repurchase agreements	4.22%	2.35%	3.80%	2.01%
Securitization financing	4.48%	2.77%	4.01%	2.63%
Note payable	—	8.00%	—	8.00%
Total	4.42%	2.83%	4.01%	2.67%

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

 (8) Derivatives

The Company may use a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures, and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. The Company accounts for all of its derivative financial instruments as undesignated derivative instruments. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 60 months. The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows. Derivative gains (losses) totaled $19.9 million and $(15.8) million for the three months ended September 30, 2005 and 2004, respectively, and $26.0 million and $(5.0) million for the nine months ended September 30, 2005 and 2004, respectively. The components of these derivative gains (losses) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Non cash fair value gain (loss)	$11,191	$(11,521)	$6,975	$(45)
Cash settlements, net	8,762	(4,181)	19,380	(4,606)
Broker commissions	(81)	(92)	(372)	(384)
Interest on margin	18	4	57	8
Total	$19,890	$(15,790)	$26,040	$(5,027)

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

Impact of Hurricane Katrina

In August 2005, Hurricane Katrina made landfall in the U.S. Gulf Coast region. The Company is in the process of evaluating its mortgage loan portfolio in the affected areas for collectibility and evaluating its MSRs and real estate owned for impairment. The percentage of the Company’s mortgage loan portfolio and the loans underlying the MSRs in the federally declared disaster areas is 2% and 1%, respectively. Assessing the extent to which insurance coverage exists may be challenging. Also, many insurance policies exclude coverage for flood damage. Therefore, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments of how much of the damage was due to wind versus flooding. Estimates of the full extent of real estate losses may take some time to tally. Furthermore, the Company believes that the impact of the hurricane may pose additional risks and uncertainties for its servicing and portfolio business segments, including: increase in tax and insurance advance costs; conflicts of claim management between homeowners insurance and flood policy insurance; delinquency and foreclosure advance costs on losses on mortgage loans secured by homes that might be damaged beyond repair; and an increase in non-payment of mortgage loans due to the displacement of homeowners and their inability to make their mortgage payments. The collectibility of the Company’s mortgage loan portfolio and valuation of the Company’s MSRs and real estate owned may be impacted by this exposure due to higher delinquency and foreclosure rates, increased servicer advances due to non-payment of mortgage loans, increased loss severities, and added servicing costs needed to effectively and efficiently service these loans as these loans will require increased contact with the borrower to ensure that timely payments are rendered. Foreclosure timelines are likely to lengthen as a result of increased conflict between insurers and homeowners relating to coverage under applicable flood or homeowners insurance policies.

While the ultimate impact of Hurricane Katrina on the Company’s business is uncertain, it could result in a material adverse effect on the Company’s financial position and results of operations. As of September 30, 2005, the total recorded investment in impaired loans within the Company’s mortgage loan portfolio related to Hurricane Katrina is $114.2 million. The Company has recorded accruals for losses that it considers to be probable and that can be reasonably estimated. During the third quarter of 2005, the Company recorded a reserve of $6.8 million in connection with estimated losses in its mortgage loan portfolio due to Hurricane Katrina. This amount was determined based on an analysis of the specific pool of mortgage loans within the federally declared disaster areas segmented into categories based on an estimation of the extent of flooding in each such area. The pool was further segmented to exclude loans for properties covered by flood insurance and loans for which the Company had received correspondence from the borrower and/or actual property inspection reports indicating damage was less severe than expected. The remaining pool of loans’ unpaid principal balances and their associated basis adjustments, advances and accrued interest were accumulated and a range of estimated percentage of loss severity was applied using different insurance coverage scenarios. This analysis yielded a range of possible loss estimates from $1.4 million to $9.4 million, with a best estimate of $6.8 million calculated using what the Company believes is the most probable loss severity and insurance coverage scenarios. This estimate is imprecise, and if different loss severities had been applied or if estimates of the extent of flooding had been altered, numerous different estimates may have been obtained. As additional information is obtained and processed over the coming months and quarters, this reserve will be revised accordingly.

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

The Company recorded $0.5 million in reduction of expense during the third quarter of 2005 related to a change in the accounting for forfeitures of nonvested restricted stock units following the Company’s adoption of SFAS 123(R).

A summary of the status of the Company’s nonvested restricted stock units as of September 30, 2005, and changes during the nine months ended September 30, 2005, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	$—
Granted	869,500	$21.50
Vested	(50,000)	$21.50
Forfeited	(64,500)	$21.50
Nonvested at September 30, 2005	755,000	$21.50

Warrants - In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of common stock, of which 1,192,000 have been exercised as of September 30, 2005. The 8,000 remaining warrants have an exercise price of $10.00 per share and are exercisable until they expire on July 6, 2006.

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

	Three Months Ended September 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$102,351	$9,622	$(17)	$4,145	$116,101
Interest expense	(64,325)	(4,482)	—	—	(68,807)
Net intercompany interest	(932)	1,260	(328)	—	—
Net interest income	37,094	6,400	(345)	4,145	47,294
Provision for mortgage loan losses	(18,747)	(345)	—	—	(19,092)
Net interest income after provision for mortgage loan losses	18,347	6,055	(345)	4,145	28,202
Servicing income, net of amortization and impairment	—	741	25,580	(7,258)	19,063
Derivative gains	19,890	—	—	—	19,890
Gain (loss) on sale of mortgage assets	(1,339)	15,214	(5,277)	(8,554)	44
Total net revenues and gains	36,898	22,010	19,958	(11,667)	67,199
Payroll, general and administrative, and other expenses	13,370	21,728	12,054	(7,624)	39,528
Depreciation	64	869	625	—	1,558
Total operating expenses	13,434	22,597	12,679	(7,624)	41,086
Income (loss) before taxes	23,464	(587)	7,279	(4,043)	26,113
Income tax expense (benefit)	831	(1)	3,212	(9,838)	(5,796)
Net income (loss)	$22,633	$(586)	$4,067	$5,795	$31,909

	Three Months Ended September 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$80,306	$19,695	$—	$1,395	$101,396
Interest expense	(35,253)	(4,664)	(113)	—	(40,030)
Net intercompany interest	(1,521)	423	1,098	—	—
Net interest income	43,532	15,454	985	1,395	61,366
Provision for mortgage loan losses	(9,684)	(1,091)	—	—	(10,775)
Net interest income after provision for mortgage loan losses	33,848	14,363	985	1,395	50,591
Servicing income, net of amortization and impairment	—	788	12,086	(6,238)	6,636
Derivative losses	(15,790)	—	—	—	(15,790)
Gain (loss) on sale of mortgage assets	—	(6,875)	(7,339)	14,434	220
Total net revenues and gains	18,058	8,276	5,732	9,591	41,657
Payroll, general and administrative, and other expenses	6,077	29,015	8,709	(8,031)	35,770
Depreciation	—	902	491	—	1,393
Total operating expenses	6,077	29,917	9,200	(8,031)	37,163
Income (loss) before taxes	11,981	(21,641)	(3,468)	17,622	4,494
Income tax expense (benefit)	419	(8,317)	(1,169)	(227)	(9,294)
Net income (loss)	$11,562	$(13,324)	$(2,299)	$17,849	$13,788

	Nine Months Ended September 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$298,544	$30,205	$(39)	$10,890	$339,600
Interest expense	(172,419)	(12,866)	—	—	(185,285)
Net intercompany interest	(2,446)	2,876	(430)	—	—
Net interest income	123,679	20,215	(469)	10,890	154,315
Provision for mortgage loan losses	(30,036)	(792)	—	—	(30,828)
Net interest income after provision for mortgage loan losses	93,643	19,423	(469)	10,890	123,487
Servicing income, net of amortization and impairment	—	2,255	68,368	(20,770)	49,853
Derivative gains	26,040	—	—	—	26,040
Gain (loss) on sale of mortgage assets	(1,697)	53,275	(12,719)	(36,408)	2,451
Total net revenues and gains	117,986	74,953	55,180	(46,288)	201,831
Payroll, general and administrative, and other expenses	36,304	61,158	34,305	(21,033)	110,734
Depreciation	64	2,805	1,532	—	4,401
Total operating expenses	36,368	63,963	35,837	(21,033)	115,135
Income (loss) before taxes	81,618	10,990	19,343	(25,255)	86,696
Income tax (benefit) expense	2,571	4,476	7,878	(21,104)	(6,179)
Income before cumulative effect of change in accounting principle	79,047	6,514	11,465	(4,151)	92,875
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income	$79,078	$6,514	$11,465	$(4,151)	$92,906

	Nine Months Ended September 30, 2004
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$231,749	$58,275	$11	$11,744	$301,779
Interest expense	(92,766)	(10,897)	(1,889)	—	(105,552)
Net intercompany interest	(3,975)	571	3,404	—	—
Net interest income	135,008	47,949	1,526	11,744	196,227
Provision for mortgage loan losses	(19,233)	(2,771)	—	—	(22,004)
Net interest income after provision for mortgage loan losses	115,775	45,178	1,526	11,744	174,223
Servicing income, net of amortization and impairment	—	2,179	32,532	(18,137)	16,574
Derivative losses	(5,027)	—	—	—	(5,027)
Gain (loss) on sale of mortgage assets		12,600	(7,308)	(2,213)	3,079
Total net revenues and gains	110,748	59,957	26,750	(8,606)	188,849
Payroll, general and administrative, and other expenses Operating expenses	12,090	80,898	23,037	(18,137)	97,888
Depreciation	—	2,788	1,674	—	4,462
Total operating expenses	12,090	83,686	24,711	(18,137)	102,350
Income (loss) before taxes	98,658	(23,729)	2,039	9,531	86,499
Income tax expense (benefit)	30,756	(9,115)	936	(4,493)	18,084
Net income (loss)	$67,902	$(14,614)	$1,103	$14,024	$68,415

Management evaluates assets only for the servicing and portfolio segments, and not for the production segment. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	September 30, 2005	December 31, 2004
Segment Assets:
Portfolio	$6,555,328	$6,157,895
Servicing	291,242	208,843
Total segment assets	6,846,570	6,366,738

Corporate assets	164,493	141,791
Total assets	$7,011,063	$6,508,529

(12) Restatement

Subsequent to the issuance of the Company's September 30, 2005 unaudited consolidated financial statements, the Company determined that it needed to restate prior financial results to correct the way it has historically accounted for derivatives.

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

The Company's designation of its derivative instruments as cash flow hedges for the period October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with regard to documentation and effectiveness testing. Additionally, the Company's designation of its derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 did not meet the requirements of SFAS No. 133 with regard to hedging similar assets. As a result, the accompanying consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been restated from the amounts previously reported to account for the derivative instruments as undesignated derivatives with all changes in the fair value of the derivative instruments recognized in the consolidated statements of operations.

In addition, the Company restated certain amounts previously recorded in interest income to provision for loan loss and servicing income for the three and nine months ended September 30, 2005 and 2004.

The following tables summarize the significant effects of the restatement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:	(in thousands, except per share amounts)
Interest income	$115,685	$116,101	$341,386	$339,600
Interest expense	(69,075)	(68,807)	(185,815)	(185,285)
Net interest income	46,610	47,294	155,571	154,315
Provision for mortgage loan losses	(19,369)	(19,092)	(38,551)	(30,828)
Net interest income after provision for mortgage loan losses	27,241	28,202	117,020	123,487
Servicing income, net of amortization and impairment	19,064	19,063	49,853	49,853
Derivative gains	—	19,890	—	26,040
Total net revenues and gains	46,349	67,199	169,324	201,831
Other expense	1,253	1,286	2,547	3,127
Total expenses	41,053	41,086	114,555	115,135
Income before taxes	5,296	26,113	54,769	86,696
Income tax benefit	(6,314)	(5,796)	(7,943)	(6,179)
Income before cumulative effect of change in accounting principle (SFAS 123R)	11,610	31,909	62,712	92,875
Net income	11,610	31,909	62,743	92,906
Earnings per share - basic	$0.23	$0.64	$1.26	$1.86
Earnings per share - diluted	$0.23	$0.63	$1.24	$1.83

Balance Sheet:
Balance as of September 30, 2005:
Mortgage loan portfolio			$6,270,256	$6,245,201
Servicing related advances			155,812	152,299
Derivative assets			33,919	33,264
Other assets			65,787	67,319
Total assets			7,037,590	7,011,063
Derivative liabilities			5,262	7,025
Deferred tax asset			56,767	54,418
Total liabilities			6,377,316	6,379,079
Total liabilities and shareholders’ equity			7,037,590	7,011,063

Statement of Shareholders’ Equity:
Balance as of January 1, 2005:
Accumulated other comprehensive loss			$(3,842)	$(474)
Accumulated deficit			(2,850)	(38,074)
Total			618,929	587,073
Comprehensive income:
Net income			$62,743	$92,906
Cash flow hedging instruments - change in unrealized gain			25,151	—
Cash flow hedging instruments - reclassification adjustment			1,179	—
Cash flow hedging instruments - tax effect			252	—
Total comprehensive income			89,517	93,083
Balance as of September 30, 2005:
Accumulated other comprehensive income (loss)			$22,932	$(297)
Retained earnings (accumulated deficit)			4,139	(922)
Total			660,274	631,984

Statement of Cash Flows:
Operating Activities:
Net income			$62,743	$92,906
Depreciation and amortization			66,200	55,259
Deferred income tax benefit			(17,549)	(26,912)
Impairment of assets			6,812	7,560
Non cash derivative gains			—	(2,451)
Provision for mortgage loan losses			38,551	30,828
Provision for past due interest			34	9,719
Increase in servicing related advances			(42,683)	(42,451)
Purchases of derivative instruments			—	(4,332)
Net change in miscellaneous assets and liabilities			16,398	(1,939)
Net cash provided by operating activities			110,377	117,882
Investing Activities:
Principal payments received on mortgage loan portfolio			$1,889,215	$1,890,283
Net cash used in investing activities			(516,832)	(515,764)
Financing Activities:
Debt issuance costs			$(11,056)	$(10,667)
Proceeds from derivative instruments			8,962	—
Net cash provided by financing activities			403,096	394,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:	(in thousands, except per share amounts)
Interest income	$99,657	$101,396	$289,707	$301,779
Interest expense	(37,933)	(40,030)	(107,145)	(105,552)
Net interest income	61,724	61,366	182,562	196,227
Provision for mortgage loan losses	(14,730)	(10,775)	(28,768)	(22,004)
Net interest income after provision for mortgage loan losses	46,994	50,591	153,794	174,223
Servicing income, net of amortization and impairment	8,371	6,636	20,194	16,574
Derivative losses	—	(15,790)	—	(5,027)
Total net revenues and gains	55,585	41,657	177,067	188,849
Other expense	978	1,796	3,368	4,591
Total expenses	36,344	37,163	101,127	102,350
Income before taxes	19,241	4,494	75,940	86,499
Income tax (benefit) expense	(19,044)	(9,294)	515	18,084
Income before cumulative effect of change in accounting principle (SFAS 123R)	38,285	13,788	75,425	68,415
Net income	38,285	13,788	75,425	68,415
Earnings per share - basic	$1.21	$0.44	$2.54	$2.31
Earnings per share - diluted	$1.14	$0.41	$2.35	$2.13

As of December 31,:
Mortgage loan portfolio			$6,027,620	$5,997,376
Derivative assets			16,573	17,568
Other assets			84,898	83,865
Derivative liabilities			1,809	2,636
Deferred tax asset (liability)			27,825	27,506
Other comprehensive loss			(3,842)	(474)

Statement of Shareholders’ Equity:
Balance as of January 1, 2004:
Accumulated other comprehensive loss			$(5,497)	$(832)
Retained earnings			86,226	50,245
Total			345,046	313,730
Comprehensive income:
Net income			$75,425	$68,415
Cash flow hedging instruments - change in unrealized loss			(3,490)	—
Cash flow hedging instruments - reclassification adjustment			(1,776)	—
Cash flow hedging instruments - tax effect			2,048	—
Total comprehensive income			72,648	68,695
Balance as of September 30, 2004:
Accumulated other comprehensive loss			$(8,274)	$(552)
Retained earnings			81,651	38,660
Total			700,565	665,296

Statement of Cash Flows:
Operating Activities:
Net income			$75,425	$68,415
Depreciation and amortization			28,009	11,908
Deferred income tax (benefit) provision			(9,914)	9,864
Impairment of assets			9,485	10,812
Non cash derivative losses			—	45
Provision for mortgage loan losses			28,768	22,004
(Recovery of) provision for past due interest			(1,067)	10,954
Purchases of derivative instruments			—	(125)
Net change in miscellaneous assets and liabilities			11,332	10,938
Net cash provided by operating activities			102,844	81,609
Investing Activities:
Principal payments received on mortgage loan portfolio			$1,521,305	$1,519,622
Net cash used in investing activities			(1,048,448)	(1,050,131)
Financing Activities:
Debt issuance costs			$(25,420)	$(8,306)
Purchases of derivative instruments			(6,245)	—
Net cash provided by financing activities			1,167,166	1,190,084

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

Table of Contents
Executive Summary
Description of Other Data
2005 Events and Outlook
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

Reconciliation of GAAP net income to estimated taxable income. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including the following:

·
the provision for mortgage loan loss expense recognized for GAAP purposes is based upon our estimate of probable loan losses inherent in our current portfolio of loans held for investment, for which we have not yet recorded a charge-off (tax accounting rules allow a deduction for loan losses only in the period when a charge-off occurs);

·	there are several differences between GAAP and tax methodologies for capitalization of origination expenses;

·	there are differences between GAAP and tax related to the timing of recognition of income (loss) from derivative instruments; and

·	income of a taxable REIT subsidiary is generally included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income.

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

In the third quarter of 2005, we continued to experience an increase in short-term borrowing interest rates and faster prepayment speeds due to the popularity of interest-only and other longer amortization products in the marketplace, and we continued to see a marked increase in competitive pricing, product, and credit exception practices within our industry. We also experienced an increase in the 2/3 year swap curve and six-month LIBOR curve, which positively impacted the fair value of our derivatives and increased our derivative gains. We anticipate these trends to continue through the remainder of the year.

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

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

·	amortization of yield adjustments to net interest income;

·	allowance for loan losses and past due interest;

·	mortgage servicing rights;

·	deferral of direct loan origination costs; and

·	accounting for income taxes.

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

Allowance for Loan Losses and Past Due Interes

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

Consolidated Results

Three and Nine Months Ended September 30, 2005 versus Three and Nine Months Ended September 30, 2004

Overview. Net income increased $18.1 million, or 131%, to $31.9 million for the three months ended September 30, 2005 from $13.8 million for the three months ended September 30, 2004. Net income increased $24.5 million, or 36%, to $92.9 million for the nine months ended September 30, 2005 from $68.4 million for the nine months ended September 30, 2004. The increase was primarily the result of an increase in our derivative gains and increased servicing income, net of amortization and impairment, offset by decreases in our net interest income after provision for mortgage loan losses and an increase in our total expenses. Overall, our net income was positively impacted by the growth in our mortgage loan and servicing portfolios and was negatively affected by an increase in one-month LIBOR rates, which significantly increased our borrowing costs while intense price competition has severely limited our ability to increase the interest rates we charge on our mortgage loans. To the extent that we continue to grow our mortgage loan and servicing portfolios, we would expect an increase in interest income and servicing income. However, if one-month LIBOR rates continue to rise and pricing pressures impede our ability to increase the interest rates we charge on our mortgage loans accordingly, the increased interest income would be offset by higher interest expense. Also, our ability to grow our mortgage loan portfolio could be negatively impacted by the intense pricing pressures currently being experienced in our industry.

Revenues

Total Net Revenues, Gains and Losses. Total net revenues, gains and losses increased $25.5 million, or 61%, to $67.2 million for the three months ended September 30, 2005 from $41.7 million for the three months ended September 30, 2004. Total net revenues, gains and losses increased $13.0 million, or 7%, to $201.8 million for the nine months ended September 30, 2005 from $188.8 million for the nine months ended September 30, 2004. The increase in total net revenues, gains and losses was due primarily to an increase in our derivative gains and our servicing income, net of amortization and impairment, partially offset by a decrease in our net interest income relating to increased borrowing costs, and an increase in our provision for mortgage loan losses. During the last year, our interest income has not grown at the same rate as our interest expense. This lack of growth is due to the intense pricing competition affecting the sub-prime residential mortgage loan industry as well as the lowering of accretion on our hedges as they were negatively impacted by the flattening of the 2/3 year swap curve during the first half of 2005. However, this curve increased overall during the third quarter, which positively impacted the fair value of our derivatives and increased our derivatives gains..

Interest Income. Interest income increased $14.7 million, or 14%, to $116.1 million for the three months ended September 30, 2005, from $101.4 million for the three months ended September 30, 2004. Interest income increased $37.8 million, or 13%, to $339.6 million for the nine months ended September 30, 2005, from $301.8 million for the nine months ended September 30, 2004. The increase in interest income was due primarily to growth in our mortgage loan portfolio, as well as decreased amortization of our yield adjustments. This increase was partially offset by (1) the impact of lower weighted-average coupon rates (WAC) on our mortgage loans and (2) a decrease in prepayment penalty income. The WAC on our production for 2004 and for the first nine months of 2005, which represents 96% of our owned portfolio, was negatively impacted by prepayments on higher WAC loans, the resetting of adjustable rate mortgage loans in our portfolio as well as the intense pricing competition affecting the sub-prime residential mortgage loan industry. Competition had less of an effect on the WAC on our mortgage loans during the first nine months of 2004 compared to the intensely competitive environment we are currently experiencing in 2005. The components of these decreases are discussed in more detail below.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

As shown in the table below, compared to the three and nine months ended September 30, 2004, our interest income increased $13.3 million and $54.4 million for the three and nine months ended September 30, 2005, respectively, due to an increase in the size of our mortgage loan portfolio, and increased $1.7 million and decreased $14.0 million for the three and nine months ended September 30, 2005, respectively, due to fluctuations in the WAC, net of amortization, on our mortgage loan portfolio.

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$1,623	$15,426	$17,049	$(16,383)	$58,850	$42,467
Warehouse loans	(143)	(2,157)	(2,300)	1,810	(4,537)	(2,727)
Mortgage bonds	179	14	193	546	144	690
Other	—	(27)	(27)	—	(36)	(36)
Total	$1,659	$13,256	$14,915	$(14,027)	$54,421	$40,394
Prepayment penalty income	—	—	(210)	—	—	(2,573)
			$14,705			$37,821

Interest Income Yield Analysis For the Three and Nine Months Ended September 30, 2005 and 2004

The following table presents the average yield on our interest-earning assets for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,132,934	$110,450	7.20%	$5,375,840	$97,272	7.24%
Less amortization of yield adjustments (1)	—	(3,420)	(0.22)%	—	(5,202)	(0.39)%
	$6,132,934	$107,030	6.98%	$5,375,840	$92,070	6.85%
Add prepayment penalty income	—	9,071	0.59%	—	9,326	0.69%
Total interest-earning assets	$6,132,934	$116,101	7.57%	$5,375,840	$101,396	7.54%

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,070,007	$331,473	7.28%	$5,029,513	$293,066	7.77%
Less amortization of yield adjustments (1)	—	(16,284)	(0.36)%	—	(18,316)	(0.49)%
	$6,070,007	$315,189	6.92%	$5,029,513	$274,750	7.28%
Add prepayment penalty income	—	24,411	0.54%	—	27,029	0.72%
Total interest-earning assets	$6,070,007	$339,600	7.46%	$5,029,513	$301,779	8.00%
_______________
(1) Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in gross interest income is consistent with the growth of our mortgage loan portfolio. Our gross mortgage loan portfolio increased $0.6 billion, or 11%, to $6.2 billion as of September 30, 2005 from $5.6 billion as of September 30, 2004. However, this growth was offset partially by the 49 basis point decrease in gross WAC for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to intense pricing competition, the liquidation of higher WAC loans, and the increase in the credit quality of our mortgage loan portfolio. We anticipate that our gross interest income in dollars will continue to grow as our mortgage loan portfolio grows and as the adjustable rate mortgage loans in our portfolio reset. This growth could be negatively impacted by continuation of the intense pricing pressures we are currently experiencing.

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

Interest Expense. Interest expense increased $28.8 million, or 72%, to $68.8 million for the three months ended September 30, 2005 from $40.0 million for the three months ended September 30, 2004, and increased $79.7 million, or 75%, to $185.3 million for the nine months ended September 30, 2005 from $105.6 million for the nine months ended September 30, 2004. The table below presents the total change in interest expense for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, and the amount of the total change that is attributable to increasing interest rates and an increase in our outstanding debt. Compared to the three and nine months ended September 30, 2004, our interest expense increased $24.7 million and $60.1 million for the three and nine months ended September 30, 2005, respectively, as a result of higher interest rates on our interest bearing liabilities and increased $4.1 million and $19.6 million for the three and nine months ended September 30, 2005, respectively, due to an increase in our borrowings.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$24,009	$5,400	$29,409	$56,522	$22,686	$79,208
Warehouse financing:
Lines of credit	(840)	(135)	(975)	(292)	289	(3)
Repurchase agreements	1,537	(633)	904	3,871	(2,190)	1,681
Other	—	(561)	(561)	—	(1,153)	(1,153)
Total	$24,706	$4,071	$28,777	$60,101	$19,632	$79,733

Interest Expense Yield Analysis For the Three and Nine Months Ended September 30, 2005 and 2004

As seen in the table below, our increase in interest expense was due primarily to the increase in the average yield on interest-bearing liabilities of 159 basis points and 134 basis points for the three and nine months ended September 30, 2005, respectively. One-month LIBOR rates increased 202 basis points from September 30, 2004 to September 30, 2005. Our average balance of borrowings increased $0.5 billion, or 9%, to $6.2 billion for the three months ended September 30, 2005 from $5.7 billion for the three months ended September 30, 2004, and increased $0.9 billion, or 17%, to $6.2 billion for the nine months ended September 30, 2005 from $5.3 billion for the nine months ended September 30, 2004 as a result of the growth in our mortgage loan portfolio. Our amortization of yield adjustments increased $9.7 million, or 135%, to $2.5 million net amortization for the three months ended September 30, 2005 from $(7.2) million net accretion for the three months ended September 30, 2004, and increased $24.4 million, or 103%, to $0.6 million net amortization for the nine months ended September 30, 2005 from $(23.8) million net accretion for the nine months ended September 30, 2004. Specifically, our amortization of debt issuance costs increased $1.8 million due to the issuance of new securitization debt in January, June, and September 2005. In addition, the accretion of premium on the interest only classes of certain of our bonds decreased $23.0 million due to the repayment of such bonds, partially offset by a decrease in our amortization of discounts on other bonds of $0.4 million.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$175,874	$1,465	3.26%	$204,261	$1,384	2.65%
Less compensating balance credits (1)	—	(1,339)	(2.98)%	—	(285)	(0.55)%
Net warehouse financing	175,874	126	0.28%	204,261	1,099	2.10%

Repurchase agreements	302,438	3,258	4.22%	392,017	2,354	2.35%

Securitization financing:
Gross	5,745,518	61,855	4.31%	5,044,790	42,117	3.34%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	2,470	0.17%	—	(7,200)	(0.57)%
Net securitization financing:	5,745,518	64,325	4.48%	5,044,790	34,917	2.77%

Notes payable	—	—	—	22,043	448	8.00%
Other expenses	—	1,098	—	—	1,212	—
Total interest-bearing liabilities	$6,223,830	$68,807	4.42%	$5,663,111	$40,030	2.83%

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$179,333	$4,961	3.65%	$158,219	$2,958	2.46%
Less compensating balance credits (1)	—	(2,654)	(1.95)%	—	(649)	(0.54)%
Net warehouse financing	$179,333	$2,307	1.70%	$158,219	$2,309	1.92%

Repurchase agreements	$255,098	$7,357	3.80%	$371,511	$5,676	2.01%

Securitization financing:
Gross	5,725,673	171,777	4.00%	4,726,198	116,965	3.30%
Plus (less) net amortization (accretion) of yield adjustments (2)	—	642	0.01%	—	(23,753)	(0.67)%
Net securitization financing:	$5,725,673	$172,419	4.01%	$4,726,198	$93,212	2.63%

Notes payable	—	—	—	24,014	1,443	8.00%
Other expenses	—	3,202	—	—	2,912	—
Total interest-bearing liabilities	$6,160,104	$185,285	4.01%	$5,279,942	$105,552	2.67%
___________________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our debt.

(3)	Yield adjustments include accumulated other comprehensive income relating to cash flow hedging of our debt.

Net Interest Margin. Our net interest margin decreased to 3.1% for the three months ended September 30, 2005, from 4.6% for the three months ended September 30, 2004, and decreased to 3.4% for the nine months ended September 30, 2005, from 5.2% for the nine months ended September 30, 2004. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase in one-month LIBOR, competitive pricing pressures, as well as our shift in credit mix to loans with lower WACs and prepayments of higher WAC loans. We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the impact of such changes on derivative instruments is reflected in derivatives gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues and gains.

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

 Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $8.3 million, or 77%, to $19.1 million for the three months ended September 30, 2005, from $10.8 million for the three months ended September 30, 2004, and increased $8.8 million, or 40%, to $30.8 million for the nine months ended September 30, 2005, from $22.0 million for the nine months ended September 30, 2004. We did not make any significant changes in our reserve methodologies or assumptions during the nine months ended September 30, 2005.

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

Delinquency and Loss Experience Of Our Owned Portfolio

	September 30,
	2005	2004
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,185,969	$5,575,386
Delinquency (at period end):
30-59 days:
Principal balance	$357,960	$295,202
Delinquency percentage	5.79%	5.29%
60-89 days:
Principal balance	$85,159	$81,062
Delinquency percentage	1.38%	1.45%
90 days or more:
Principal balance	$40,316	$34,515
Delinquency percentage	0.65%	0.62%
Bankruptcies (1):
Principal balance	$125,780	$101,492
Delinquency percentage	2.03%	1.82%
Foreclosures:
Principal balance	$128,253	$122,074
Delinquency percentage	2.07%	2.19%
Real estate owned (2):
Principal balance	$46,310	$48,295
Delinquency percentage	0.75%	0.87%
Total seriously delinquent including real estate owned (3)(4)	$393,843	$369,488
Total seriously delinquent including real estate owned (3)(4)	6.37%	6.63%
Total seriously delinquent excluding real estate owned (4)	$347,533	$321,193
Total seriously delinquent excluding real estate owned (4)	5.62%	5.76%
Securitization net losses on liquidated loans - quarter ended	$9,496	$10,862
Charge-offs - quarter ended (5)	$8,618	$10,988
Percentage of securitization net losses on liquidated loans (6)	0.61%	0.78%
Percentage of charge-offs on liquidated loans (6)	0.56%	0.79%
Loss severity on liquidated loans (7)	37.32%	40.47%
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

Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)
Securitization net losses on liquidated loans	$9,496	$10,862
Loan transfers to real estate owned	7,530	9,900
Realized losses on real estate owned	(7,789)	(9,139)
Timing differences between liquidation and claims processing	(258)	(497)
Interest not advanced on warehouse	(157)	(78)
Other	(204)	(60)
Charge-offs (1)	$8,618	$10,988
________________
(1) Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

The table below shows seriously delinquent outstanding principal balances and cumulative charge-offs by securitization.

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	Seriously Delinquent Outstanding Principal Balance (1)		Seriously Delinquent Percentage (1)		Cumulative Charge-Offs
	($ in thousands)
2001 Securitizations	$55,056	$84,200	27.65%	25.59%	$52,006	$40,764
2002 Securitizations	89,513	133,014	17.65%	14.29%	38,848	26,896
2003 Securitizations	77,780	96,925	9.62%	6.55%	14,277	5,214
2004 Securitizations	111,326	43,757	5.61%	2.10%	5,907	171
2005 Securitizations	51,380	—	2.08%	—	506	—
Warehouse	8,788	11,592	4.11%	1.54%	5,332	4,909
Total	$393,843	$369,488	6.37%	6.63%	$116,876	$77,954
_______________
(1)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment increased $12.5 million, or 189%, to $19.1 million for the three months ended September 30, 2005 from $6.6 million for the three months ended September 30, 2004, and increased $33.3 million, or 201%, to $49.9 million for the nine months ended September 30, 2005 from $16.6 million for the nine months ended September 30, 2004. The increase in gross servicing income was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees, as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $9.6 million and $20.1 million of amortization and impairment expense of MSRs for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, respectively. The increase in MSR amortization expense was due to an increase in the third party servicing rights balance from $81.6 million at September 30, 2004 to $148.0 million at September 30, 2005. The increase in MSR impairment was primarily a result of increased prepayment speeds and decreased valuations of MSR assets in the marketplace.

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

We expect our servicing income to increase as we continue to grow our third party servicing portfolio. To the extent prepayment speeds decline in the future, we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Nine months ended September 30, 2005 Compared to the Three and Nine months ended September 30, 2004

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Variance	2005	2004	Variance
	($ in thousands)
Average third party servicing portfolio	$20,282,597	$8,448,838	140%	$17,673,359	$6,457,661	174%
Average owned portfolio	$5,981,671	$5,298,164	13%	$5,983,204	$4,952,886	21%
Average total servicing portfolio	$26,264,268	$13,747,002	91%	$23,656,563	$11,410,547	107%
Gross servicing income	$35,889	$13,888	158%	$88,632	$35,209	152%
Amortization and impairment	$16,826	$7,252	132%	$38,779	$18,635	108%

Servicing fees - third party portfolio (1) (2)	51	56		52	57
Amortization and impairment- third party portfolio (1)	33	34		30	39
Other servicing income - total servicing portfolio (1)(3)	15	6		15	16
Servicing income - total servicing portfolio (1)	55	40		50	41
___________

(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Payroll and Related Expenses. Payroll and related expenses increased $1.2 million, or 6%, to $21.3 million for the three months ended September 30, 2005 from $20.1 million for the three months ended September 30, 2004. Specifically:

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

·
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $1.7 million, or 22%, to $5.9 million for the three months ended September 30, 2005, from $7.6 million for the three months ended September 30, 2004, due to lower production volume during the third quarter of 2005 combined with the closing of fifteen retail branches since the third quarter of 2004 and the consequently lower deferred payroll costs.

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

Payroll and related expenses increased $4.3 million, or 8%, to $59.3 million for the nine months ended September 30, 2005 from $55.0 million for the nine months ended September 30, 2004. Specifically:

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

·
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $3.8 million, or 17%, to $18.7 million for the nine months ended September 30, 2005, from $22.5 million for the nine months ended September 30, 2004, due to lower production volume during the nine months ended September 30, 2005 combined with the closing of fifteen retail branches since the third quarter of 2004 and the consequently lower deferred payroll costs.

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

General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 22%, to $16.9 million for the three months ended September 30, 2005, from $13.8 million for the three months ended September 30, 2004. The increase was due primarily to an increase in accounting and consulting/outside services expense of $1.5 million, an increase of $1.1 million in rent expense, and a decrease in capitalized costs, as they related to direct loan origination costs, of $0.1 million.

General and administrative expenses increased $10.0 million, or 26%, to $48.3 million for the nine months ended September 30, 2005, from $38.3 million for the nine months ended September 30, 2004. The increase was due primarily to an increase in accounting, and consulting/outside services expense of $5.6 million, an increase of $2.4 million in lease and rental expenses, and a decrease in capitalized costs, as they related to direct loan origination costs, of $0.7 million.

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

Income Tax (Benefit) Expense. We recorded a $5.8 million tax benefit for the three months ended September 30, 2005 compared to a $9.3 million tax benefit for the three months ended September 30, 2004. We recorded a $6.2 million tax benefit for the nine months ended September 30, 2005 compared to an $18.1 million tax expense for the nine months ended September 30, 2004. The significant income tax benefit recorded for the three months ended September 30, 2004 was the result of the impact of the structure and formation transactions related to our REIT conversion.
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

REIT Taxable Income

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	($ in thousands)
Consolidated GAAP income before taxes, including cumulative effect of change in accounting principle (SFAS 123(R))	$26,113	$86,696
Estimated tax adjustments:
Plus:
Provision for mortgage loan losses	22,148	40,547
Elimination of intercompany income before taxes	2,095	15,577
Securitized loan adjustments for tax	3,351	—
Miscellaneous	—	907
Less:
Taxable REIT subsidiary income before taxes	3,840	16,281
Hedging income (1)	20,300	30,163
Securitized loan adjustments for tax	—	5,901
Miscellaneous	99	—
Estimated REIT taxable income	$29,468	$91,382
Estimated REIT taxable income per common share	$0.59	$1.83
________________
(1)	Although we have eliminated the use of hedge accounting under SFAS No. 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

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

Portfolio Segment

The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, which produces net interest income. The portfolio segment also records servicing expense associated with servicing its mortgage loan portfolio. We evaluate the performance of our portfolio segment based on total net revenues. Total net revenues and gains for the portfolio segment increased $18.8 million, or 104%, to $36.9 million for the three months ended September 30, 2005 from $18.1 million for the three months ended September 30, 2004. This increase was due primarily to a $19.9 million gain on derivatives trading for the three months ended September 30, 2005 compared to a $(15.8) million loss on derivatives trading for the three months ended September 30, 2004. Alternatively, the net interest margin after provision for mortgage loan losses for the portfolio segment decreased to $18.3 million for the three months ended September 30, 2005 from $33.8 million for the three months ended September 30, 2004. Total net revenues and gains for the portfolio segment increased $7.3 million, or 7%, to $118.0 million for the nine months ended September 30, 2005 from $110.7 million for the nine months ended September 30, 2004. The increase in total net revenues and gains was due primarily to a $26.0 million gain on derivatives trading for the nine months ended September 30, 2005 compared to a $(5.0) million loss on derivatives trading for the nine months ended September 30, 2004. Alternatively, the net interest margin after provision for mortgage loan losses for the portfolio segment decreased to $93.6 million for the nine months ended September 30, 2005 from $115.8 million for the nine months ended September 30, 2004. The decreases in the net interest margin after provision for mortgage loan losses for the portfolio segment for both the three and nine months ended September 30, 2005 were primarily due to margin compression resulting from intense pricing pressures and the increase in our borrowing costs due to the increase in one-month LIBOR.

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

	September 30,
	2005	2004
Total Delinquencies and Loss Experience (1)	($ in thousands)

Total outstanding principal balance (at period end)	$26,356,770	$16,098,212
Delinquency (at period end):
30-59 days:
Principal balance	$1,515,753	$796,261
Delinquency percentage	5.75%	4.95%
60-89 days:
Principal balance	$414,500	$223,377
Delinquency percentage	1.57%	1.39%
90 days or more:
Principal balance	$248,530	$112,732
Delinquency percentage	0.94%	0.70%
Bankruptcies (2):
Principal balance	$397,545	$261,979
Delinquency percentage	1.51%	1.63%
Foreclosures:
Principal balance	$542,642	$286,823
Delinquency percentage	2.06%	1.78%
Real estate owned:
Principal balance	$157,192	$99,032
Delinquency percentage	0.60%	0.62%
Total seriously delinquent including real estate owned (3)(4)	$1,649,245	$939,282
Total seriously delinquent including real estate owned (3)(4)	6.26%	5.83%
Total seriously delinquent excluding real estate owned (4)	$1,492,053	$840,249
Total seriously delinquent excluding real estate owned (4)	5.66%	5.22%
Securitization net losses on liquidated loans - quarter ended	$23,111	$22,060
Percentage of securitization net losses on liquidated loans (5)	0.35%	0.55%
Loss severity on liquidated loans (6)	36.99%	46.49%

__________
(1)	Includes all loans we service.

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

Mortgage loan production was $847.8 million for the three months ended September 30, 2005, which represents a 15% decrease from the three months ended September 30, 2004 production of $999.6 million, which included $50.4 million in called loans. Mortgage loan production was $2.4 billion for the nine months ended September 30, 2005, which represents an 11% decrease from the nine months ended September 30, 2004 production of $2.7 billion, which included $0.2 million in called loans. We did not exercise any clean-up call options during the first nine months of 2005. Our wholesale mortgage loan production was decreased 2% from the three months ended September 30, 2004 to $404.6 million for the three months ended September 30, 2005, and was $1.1 billion for the first nine months of 2005 as well as the first nine months of 2004. Our retail channel loan production was $170.2 million for the three months ended September 30, 2005, a decrease of 31% from the three months ended September 30, 2004, and was $550.6 million during the first nine months of 2005, a decrease of 22% from the first nine months of 2004. Our correspondent flow mortgage loan production was $228.7 million for the three months ended September 30, 2005, a decrease of 14% from the three months ended September 30, 2004, and was $650.8 million during the first nine months of 2005, an increase of 11% from the first nine months of 2004. Our correspondent bulk mortgage loan production was $44.2 million for the three months ended September 30, 2005, a decrease of 5% from the three months ended September 30, 2004, and was $115.4 million during the first nine months of 2005, a decrease of 2% from the first nine months of 2004. In our correspondent channel, we continue to focus on growing the flow business while pursuing the bulk business when we consider market conditions to be advantageous.

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

Allowance for Loan Loss. The allowance for loan loss increased $9.9 million, or 40%, to $34.8 million as of September 30, 2005 from $24.9 million as of December 31, 2004. The increase in the allowance for loan loss was attributable to a specific reserve recorded for Hurricane Katrina losses of $6.8 million as well as additional provisions of $24.0 million due to an increase in delinquencies, offset by charge-offs primarily from our 2001 and 2002 securitizations, which were provided for in previous periods. We expect our allowance for loan loss may increase in the future as our portfolio continues to grow.

Mortgage servicing rights, net. Mortgage servicing rights (MSRs), net increased $39.9 million, or 40%, to $138.9 million as of September 30, 2005 from $99.0 million as of December 31, 2004. This increase was primarily due to purchases of $78.7 million of rights to service $16.0 billion of mortgage loans during the first nine months of 2005. The increase in MSRs was partially offset by amortization of servicing rights of $33.9 million during the first nine months of 2005. Also, our valuation allowance increased $4.8 million as the result of: 1) decreased valuations of MSRs in the marketplace; 2) actual prepayment speeds being greater than projected during the first nine months of 2005 on certain aged third party servicing pools, and 3) probable losses relating to Hurricane Katrina. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We have committed to purchasing the rights to service an additional $1.1 billion unpaid principal balance of third party mortgage loans during the remainder of 2005, of which $0.2 billion have been purchased in October 2005 for approximately $1.1 million.

Servicing Related Advances. Servicing related advances increased $42.5 million, or 39%, to $152.3 million as of September 30, 2005 from $109.8 million as of December 31, 2004. The increase was primarily due to the increase in our third party servicing balances, an increase in delinquencies in the third party servicing pools, and increased delinquencies related to Hurricane Katrina.

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

Other Assets. Other assets decreased $16.6 million, or 20%, to $67.3 million as of September 30, 2005 from $83.9 million as of December 31, 2004. The decrease in other assets is primarily the result of a decrease in our net current tax receivable balance of $24.3 million. This decrease was partially offset by an increase in net capital expenditures of $4.4 million and an increase in deferred issuance costs of $2.7 million.

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

Shareholders’ Equity. Shareholders’ equity increased $44.9 million, or 8%, to $632.0 million as of September 30, 2005, from $587.1 million as of December 31, 2004. The increase in shareholders’ equity was due primarily to net income of $92.9 million, partially offset by the declaration of $55.8 million in dividends.

Liquidity and Capital Resources

Cash decreased by $3.4 million during the nine months ended September 30, 2005 and increased by $221.6 million during the nine months ended September 30, 2004. The overall change in cash consisted of the following:

	Nine months ended September 30,
	2005	2004
	($ in thousands)
Cash provided by operating activities	$117,882	$ 81,609
Cash used by investing activities	(515,764)	(1,050,131)
Cash provided by financing activities	394,523	1,190,084
Increase (decrease) in cash	$(3,359)	$ 221,562

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2005 was $117.9 million, reflecting an increase of $36.3 million, or 44%, compared to the first nine months of 2004. Although our net interest margin decreased due to the increase in the cost of our borrowings, our servicing income and gains from derivatives trading increased during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Additionally, adjustments to net income for noncash items such as depreciation and amortization as well as provision for mortgage loan losses increased by 364% and 40%, respectively. Further details are discussed in “-- Consolidated Results.”

Investing Activities. Cash used for investing activities was $515.8 million for the nine months ended September 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including basis adjustments totaled $2.5 billion for the nine months ended September 30, 2005. In addition, MSRs were purchased totaling $78.7 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.9 billion and proceeds from the sale of mortgage loans and REO which totaled $251.3 million and $41.8 million, respectively.

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

Financing Activities. Cash provided by financing activities during the nine months ended September 30, 2005 was $394.5 million and was the result of proceeds from the issuance of securitization financing of $3.0 billion partially offset by principal payments on securitization financings of $2.1 billion, net repayment of warehouse financing of $456.5 million, payment of dividends of $84.7 million, and debt issuance costs of $10.7 million relating to the completion of three securitizations during the nine months ended September 30, 2005. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

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

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of September 30, 2005 to be approximately $154.0 million. Under the commonly defined working capital definition, we calculated our working capital as of September 30, 2005 to be $253.5 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - September 30, 2005	Saxon Defined Working Capital (1)	Commonly Defined Working Capital (2)
	($ in thousands)
Unrestricted cash	$9,493	$9,493
Borrowing availability	73,650	—
Trustee receivable	—	130,117
Accrued interest receivable	—	36,755
Current tax receivable	—	10,833
Accrued interest payable	—	(7,044)
Other current liabilities	—	(25,493)
Unsecuritized mortgage loans - payments less than one year	193,295	216,311
Warehouse financing facility - payments less than one year	(122,473)	(144,100)
Servicing advances	—	152,299
Financed advances - payments less than one year	—	(25,147)
Securitized loans - payments less than one year	—	2,300,057
Securitized financing - payments less than one year	—	(2,400,559)
Total	$153,965	$253,522
_________________

(1)	Generally calculated as unrestricted cash and investments as well as unencumbered assets that can be pledged against existing committed facilities and converted to cash in five days or less.

(2)	Current assets less current liabilities.

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

Off Balance Sheet Items and Contractual Obligations

Off Balance Sheet Items

In connection with mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, of which $433.6 million were still outstanding as of September 30, 2005, and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. As of September 30, 2005 our subsidiaries neither had nor expected to incur any material obligation to remove any such loans, or to provide any such indemnification.

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

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Board, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of September 30, 2005 and the four scenarios we used as of December 31, 2004. The change from December 31, 2004 to September 30, 2005 represents our change in assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	September 30, 2005				December 31, 2004
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
($ in thousands)
Change in interest expense	$7,985	$(10,075)	$(26,429)	$(42,476)	$65,786	$40,758	$(219)	$(40,701)
Impact from derivative instruments:
Futures	(1,831)	1,893	5,025	9,792	(12,302)	(11,698)	(1,322)	5,834
Swaps	(3,212)	3,672	10,485	16,388	(11,753)	(7,866)	(276)	6,766
Puts	(1,077)	134	(272)	(83)	1,702	1,178	(19)	(310)
Calls	(2)	(10)	(33)	(49)	—	—	—	—
Caps	(357)	512	1,647	2,846	(6,885)	(3,967)	168	661
Total impact from derivative instruments	$(6,479)	$6,201	$16,852	$28,894	$(29,238)	$(22,353)	$(1,449)	$12,951
Net change	$1,506	$(3,874)	$(9,577)	$(13,582)	$36,548	$18,405	$(1,668)	$(27,750)

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB, with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 100 basis points over a fifteen-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of September 30, 2005, we estimated that our interest expense would increase by $8.0 million over the life of our existing liabilities. However, we estimated that this amount would be partially offset by a decrease from our derivative instruments of $6.5 million over the same period. The net effect of this scenario would be a potential decrease of $1.5 million in our net revenues and gains. At December 31, 2004, assuming a hypothetical interest rate increase of approximately 225 basis points over a twelve-month period, we estimated at that time that our net revenues and gains would decrease by approximately $36.5 million.

Scenario 2 - In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1, but a relatively aggressive rise over the next six months. Under this scenario, we assume that interest rates have the potential to rise approximately 50 basis points over a six month period. Making these assumptions as of September 30, 2005, we estimated that our interest expense would decline by $10.1 million over the life of our liabilities. However, we estimated that this amount would be partially offset by an increase in our derivative instruments of $6.2 million. The net effect of this scenario would be a potential increase of $3.9 million in our net revenues and gains. At December 31, 2004, assuming interest rates had the potential to rise approximately 250 basis points over a two year period, we estimated at that time that our net revenues and gains would decrease by approximately $18.4 million.

Scenario 3 - In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB temporarily stops raising interest rates to assess any lag in the impact of previous rate increases on the domestic and global economy. Given these assumptions as of September 30, 2005, we estimated that our interest expense from changes in borrowing costs would decrease by $26.4 million. However, we estimated that this amount would be partially offset by an increase in our derivative instruments of $16.8 million. The net effect of this scenario would be a potential increase in net revenues and gains of $9.6 million. At December 31, 2004, assuming interest rates increased another 100 basis points over a 12 month period, we estimated at that time that our net revenues and gains would increase by approximately $1.7 million.

Scenario 4 -This scenario assumes that the FRB increases rates another 25 basis points and then becomes concerned about the future prospects of economic growth and by mid 2006 reduces rates by 75 basis points to stimulate economic growth again. Given these assumptions as of September 30, 2005, we estimated that our interest expense would decrease by approximately $42.5 million, which would partially be offset by an estimated increase in our derivative instruments of approximately $28.9 million, for a total potential increase in net revenues and gains of approximately $13.6 million. At December 31, 2004, assuming interest rates remained steady for one year and then increased 150 basis points over a two year period, we estimated at that time that our net revenues and gains could increase by approximately $27.8 million.

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

Item 4. Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the restatements. On March 14, 2006, we concluded that the designation of our derivative instruments as cash flows hedges for the previously reported periods from October 1, 2002 to September 30, 2005 did not meet the requirements of SFAS 133 with regard to documentation and effectiveness testing. We also concluded that the designation of our derivative instruments as fair value hedges for the period July 6, 2001 to September 30, 2002 had not met the requirements of SFAS 133 regarding the hedging of similar assets. We concluded, therefore, that the above derivative instruments did not qualify for cash flow or fair value hedge accounting treatment. We have restated our consolidated balance sheet as of September 30, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three and nine months ended September 30, 2005 and 2004 to account for the derivative instruments as undesignated derivatives. Accordingly, all changes in the fair value of the derivative instruments are now recognized in our statement of operations, along with the related tax effects. Previously, changes in the fair value of the derivative instruments were recorded in other comprehensive income, net of income taxes on our consolidated balance sheets, for cash flow hedges. Previous fair value hedging activity had been recorded as basis adjustments on mortgage loans which were amortized into earnings through interest income as a yield adjustment of the previously hedged loans. Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. As with other pending litigation, if a class is certified and there is an adverse outcome or we do not otherwise prevail in the matter, we could suffer material losses, although we intend to vigorously defend this lawsuit. At the present time, we cannot predict the outcome of this case.

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