Form 10-Q
period 2006-08-09
SAXON CAPITAL INC
filed 2006-08-09
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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

As of August 8, 2006 there were 50,080,215 shares of our common stock, par value $0.01 per share, outstanding.

i

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2006	December 31, 2005
Assets:
Cash	$13,344	$6,053
Trustee receivable	139,937	135,957
Restricted cash	6,005	147,473
Accrued interest receivable, net of allowance for past due interest of $14,671 and $16,086 respectively	43,055	38,182

Mortgage loan portfolio	6,758,659	6,444,872
Allowance for loan losses	(35,412)	(36,639)
Net mortgage loan portfolio	6,723,247	6,408,233

Servicing related advances	220,101	185,297
Mortgage servicing rights, net	145,327	129,742
Real estate owned	41,079	38,933
Derivative assets	40,023	19,954
Deferred tax asset	53,908	53,724
Other assets, net	70,621	68,530
Total assets	$7,496,647	$7,232,078
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$10,588	$8,357
Dividends payable	25,468	32,539
Warehouse financing	245,979	378,144
Securitization financing	6,434,332	6,182,389
Derivative liabilities	21,022	8,589
Senior notes	150,000	—
Other liabilities	29,577	28,925
Total liabilities	6,916,966	6,638,943
Commitments and contingencies - Note 10	—	—
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 50,080,215 and 50,001,909 as of June 30, 2006 and December 31, 2005, respectively	501	500
Additional paid-in capital	636,298	634,023
Accumulated other comprehensive loss, net of income tax of $(12) and $(16), respectively	(277)	(355)
Accumulated deficit	(56,841)	(41,033)
Total shareholders’ equity	579,681	593,135

Total liabilities and shareholders’ equity	$7,496,647	$7,232,078

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and Gains:
Interest income	$124,114	$111,077	$245,394	$223,499
Interest expense	(97,568)	(61,487)	(183,335)	(116,478)
Net interest income	26,546	49,590	62,059	107,021
Provision for mortgage loan losses	(13,410)	(9,428)	(13,987)	(11,736)
Net interest income after provision for mortgage loan losses	13,136	40,162	48,072	95,285
Servicing income, net of amortization and impairment	20,430	17,224	40,070	30,790
Derivative gains (losses)	14,732	(15,084)	25,371	6,150
(Loss) gain on sale of assets	(346)	706	(1,768)	2,407
Total net revenues and gains	47,952	43,008	111,745	134,632
Expenses:
Payroll and related expenses	17,578	16,255	35,327	38,006
General and administrative expenses	14,566	15,339	27,992	31,359
Depreciation	1,761	1,336	3,528	2,843
Other expense, net	1,016	137	2,556	1,841
Total operating expenses	34,921	33,067	69,403	74,049
Income before taxes	13,031	9,941	42,342	60,583
Income tax expense (benefit)	4,385	2,944	7,297	(383)
Income before cumulative effect of change in accounting principle	8,646	6,997	35,045	60,966
Cumulative effect of change in accounting principle	—	31	—	31
Net income	$8,646	$7,028	$35,045	$60,997
Earnings per common share:
Weighted average common shares - basic	50,055	49,884	50,035	49,867
Weighted average common shares - diluted	51,045	50,848	51,086	50,653
Basic earnings per common share before cumulative effect of change in accounting principle	$0.17	$0.14	$0.70	$1.22
Cumulative effect of change in accounting principle	—	—	—	—
Basic earnings per common share	$0.17	$0.14	$0.70	$1.22
Diluted earnings per common shares before cumulative effect of change in accounting principle	$0.17	$0.14	$0.69	$1.20
Cumulative effect of change in accounting principle	—	—	—	—
Diluted earnings per common share	$0.17	$0.14	$0.69	$1.20
Dividends declared per common share	$0.50	$0.55	$1.00	$0.55

    The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2006 and 2005
(in thousands, except share and per share amounts)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2006	50,001,909	$500	$634,023	$(355)	$(41,033)	$593,135
Issuance of common stock	78,306	1	543	—	—	544
Shared-based compensation expense	—	—	1,699	—	—	1,699
Share based compensation tax benefit	—	—	33	—	—	33
Dividends declared ($1.00 per common share)	—	—	—	—	(50,853)	(50,853)
Comprehensive income:
Net income	—	—	—	—	35,045
Mortgage bonds:
Change in unrealized loss	—	—	—	85	—
Reclassification adjustment	—	—	—	(4)	—
Tax effect	—	—	—	(3)	—
Total comprehensive income	—	—	—	78	35,045	35,123

Balance as of June 30, 2006	50,080,215	$501	$636,298	$(277)	$(56,841)	$579,681

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2005	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	53,115	1	751	—	—	752
Shared-based compensation expense	—	—	1,592	—	—	1,592
Share-based compensation tax benefit	—	—	21	—	—	21
Cumulative effect of change in accounting principle	—	—	(31)	—	—	(31)
Dividends declared ($0.55 per share)	—	—	—	—	(27,883)	(27,883)
Comprehensive income: Net income	—	—	—	—	60,997
Mortgage bonds:
Change in unrealized loss	—	—	—	(199)	—
Reclassification adjustment	—	—	—	343	—
Tax effect	—	—	—	(6)	—
Total comprehensive income	—	—	—	138	60,997	61,135
Balance as of June 30, 2005	49,902,501	$499	$627,456	$(336)	$(4,960)	$622,659

    The accompanying notes are an integral part of these consolidated financial statements.
The

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$35,045	$60,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,591	34,401
Deferred income tax benefit	(184)	(15,008)
Impairment of assets	3,452	3,119
Non cash change in fair value of derivative instruments	(12,842)	4,216
Loss (gain) on sale of assets	1,768	(2,407)
Provision for mortgage loan losses	13,987	11,736
Provision for past due interest	6,378	6,663
Compensation expense for share-based compensation plans	1,699	1,592
Cumulative effect of change in accounting principle	—	(31)
Increase in servicing related advances	(34,804)	(23,939)
(Increase) decrease in accrued interest receivable	(4,638)	285
Increase (decrease) in accrued interest payable	2,231	(1,136)
Increase in trustee receivable	(3,980)	(23,362)
Decrease in income tax receivable	2,653	29,729
Proceeds from (purchases of) derivative instruments	5,206	(4,271)
Net change in miscellaneous assets and liabilities	(7,299)	(5,917)
Net cash provided by operating activities	58,263	76,667
Investing Activities:
Purchase and origination of mortgage loans	(1,680,133)	(1,614,182)
Principal payments received on mortgage loan portfolio	1,229,260	1,181,764
Proceeds from the sale of mortgage loans	77,454	216,396
Proceeds from the sale of real estate owned	27,259	29,074
Decrease (increase) in restricted cash	141,468	(203,316)
Acquisition of mortgage servicing rights	(43,588)	(51,998)
Capital expenditures	(4,111)	(5,888)
Net cash used in investing activities	(252,391)	(448,150)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	1,478,029	1,979,971
Proceeds from issuance of securitization financing-certificates	30,167	40,824
Proceeds received from issuance of senior notes	150,000	—
Debt issuance costs	(10,490)	(6,340)
Principal payments on securitization financing-bonds	(1,253,224)	(1,231,030)
Principal payments on securitization financing-certificates	(3,518)	(18,264)
Repayment of warehouse financing, net	(132,165)	(339,541)
Proceeds received from issuance of stock	544	752
Payment of dividends	(57,924)	(56,791)
Net cash provided by financing activities	201,419	369,581
Net increase (decrease) in cash	7,291	(1,902)
Cash at beginning of period	6,053	12,852
Cash at end of period	$13,344	$10,950
Supplemental Cash Flow Information:
Cash paid for interest	$(176,030)	$(119,443)
Cash received for income taxes, net	$4,797	$15,118
Non-Cash Investing Activities:
Transfer of mortgage loans to real estate owned	$46,698	$40,517

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company. The unaudited consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are allowance for loan losses and past due interest, valuation of mortgage servicing rights, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income, and income taxes.

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

The following table illustrates that there would have been no effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option pricing model to options and restricted stock units granted to employees during the six months ended June 30, 2005. This is because all outstanding options were vested upon the Company’s conversion to REIT status in 2004, and restricted stock unit awards are accounted for similarly under either method.

Six Months Ended June 30, 2005
Net income	$60,997
Add: share-based compensation expense included in net income, net of related tax effects	694
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(694)
Pro forma net income	$60,997
Earnings per share:
Basic - as restated	$1.22
Basic - pro forma	$1.22
Diluted - as restated	$1.20
Diluted - pro forma	$1.20

      (d)  Impaired Loans Acquired in a Transfer

The Company periodically acquires mortgage loans that show evidence of deterioration of credit quality since the mortgage loans’ origination, and if it is probable that the Company will not be able to collect all amounts contractually due, the Company determines the excess of contractual amounts due on these mortgage loans over their fair value at the time of acquisition. The fair value of these credit impaired loans is based on historical prices received on the Company's delinquent loan sales to third parties. This excess amount is recorded as a nonaccretable difference that reduces the carrying value of the mortgage loans on the Company’s balance sheet. Statement of Position (SOP) 03-3,

Accounting for Certain Loans or Debt Securities Acquired in a Transfer, states that the nonaccretable difference should be calculated as the excess of contractual amounts due over the cash flows expected to be collected at the time of acquisition. The use of fair value provides a result similar to the use of cash flows expected to be collected at the time of acquisition. The excess of the fair value over the amount paid for these mortgage loans at the time of acquisition is recorded as an accretable difference, and accreted into interest income over the remaining life of the mortgage loans. On a quarterly basis, these mortgage loans are reevaluated to determine if there have been any subsequent increases in fair value, and if so, the Company adjusts the amount of accretable difference recognized on a prospective basis over the mortgage loan’s remaining life. Subsequent decreases in fair value due to further credit impairment are reserved for within the provision for mortgage loan losses.

(e) Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. At this time, management has not yet completed its assessment of the impact of this interpretation.

    (2) Subsequent Events

During the second quarter of 2006, the Company received a notice from the sponsor of a securitized mortgage loan pool that the Company services in its third-party servicing business. The notice demanded recovery of certain funds that the Company had previously claimed or did not remit, representing reimbursements made to borrowers of, or waivers of, prepayment penalties relating to loans claimed to have been made by a loan originator entitled to federal preemption of state restrictions on prepayment penalties. During the second quarter of 2006, this claim was neither probable nor estimable. However in July 2006, the Company agreed to reimburse the full amount of the claim. The Company accrued $1.4 million in June 2006 based on these developments, and the amount is reflected in the consolidated statements of operations as a reduction in servicing income.

The Company entered into a new $300.0 million committed repurchase facility with DB Structured Products, Inc. effective July 19, 2006. The facility allows for the financing of mortgage loan purchases or originations as well as mortgage bonds and servicing advances required by the Company’s mortgage servicing contracts. The term of the facility expires on July 18, 2007.

The Company’s $300.0 million Bank of America, N.A. repurchase facility was terminated effective July 24, 2006.

On August 9, 2006, the Company announced that it has entered into a definitive agreement with Morgan Stanley Mortgage Capital Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley will acquire the Company for $14.10 per common share in cash, or approximately $706 million, through a merger between the Company and a wholly-owned subsidiary of Morgan Stanley. The transaction is expected to close in the fourth quarter of 2006, pending regulatory approval, approval by the Company’s shareholders and the satisfaction of other customary closing conditions. The impact on the Company's consolidated financial statements has not yet been determined

(3) Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic:
Net income	$8,646	$7,028	$35,045	$60,997
Weighted average common shares outstanding	50,055	49,884	50,035	49,867
Earnings per share	$0.17	$0.14	$0.70	$1.22

Diluted:
Net income	$8,646	$7,028	$35,045	$60,997
Weighted average common shares outstanding	50,055	49,884	50,035	49,867
Dilutive effect of stock options, warrants and restricted stock units	990	964	1,051	786
Weighted average common shares outstanding - diluted	51,045	50,848	51,086	50,653
Earnings per share	$0.17	$0.14	$0.69	$1.20

(4) Net Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005 were comprised of the following:

	June 30, 2006	December 31, 2005
	($ in thousands)
Securitized mortgage loans - principal balance	$6,277,069	$5,894,780
Unsecuritized mortgage loans - principal balance	369,557	439,632
Premiums, net of discounts	99,820	95,634
Deferred origination costs, net	11,195	12,100
Purchase accounting fair value adjustments	2,307	2,726
Non-accretable differences	(1,289)	-
Total	6,758,659	6,444,872
Less allowance for loan losses	(35,412)	(36,639)
Net mortgage loan portfolio	$6,723,247	$6,408,233

Non-accretable differences relate to mortgage loans the Company acquired during the six months ended June 30, 2006 that showed evidence of deterioration of credit quality since origination of the mortgage loans. This amount represents the excess of contractual amounts due at the time of acquisition over the fair value of the impaired mortgage loans at the time of acquisition, and is therefore not being accreted into interest income. The fair value and the estimated remaining contractual payments due on these mortgage loans at the time of acquisition were $0.7 million and $2.6 million, respectively. The outstanding principal balance and related carrying amount for these mortgage loans as of June 30, 2006 were $2.1 million and $0.6 million, respectively. During the six months ended June 30, 2006, $0.3 million of non-accretable differences was reclassified to accretable yield. This reclassification represents the amount of subsequent increases in fair value for some of these impaired mortgage loans and is accreted into interest income on a prospective basis over the mortgage loan’s remaining life. The following table summarizes activity relating to accretable yield on these impaired mortgage loans, which is included as a component of premiums, net of discounts for the six months ended June 30, 2006.

June 30, 2006
($ in thousands)
Balance, beginning of period	$ -
Additions	-
Reclassification	(306)
Accretion	-
Disposals	41
Balance, end of period	$265

During the six months ended June 30, 2006, $0.3 million of expense was recorded as a component of provision for mortgage loan losses related to some of these impaired mortgage loans, and represents the amount of subsequent decreases in fair value.

During the six months ended June 30, 2006, the Company completed the prefunding settlement of the Saxon Asset Securities Trust, or SAST, 2005-4 securitization of mortgage loans, totaling $140.4 million in principal balances and $1.6 million in unamortized basis adjustments, and completed the issuances of SAST 2006-1 and SAST 2006-2, totaling $500.0 million and $999.9 million in principal balances and $4.8 million and $7.3 million in unamortized basis adjustments, respectively.

The Company originates both fixed-rate and adjustable-rate fully-amortizing loans for periods up to 30 years. The Company originates balloon products - 50/30 and 40/30 fixed and adjustable rate first mortgage balloon loans and 30/20 fixed rate balloon loans on second liens. The underwriting guidelines for the Company’s fixed-rate and adjustable-rate fully-amortizing products allow loan-to-value ratios, or LTVs, and combined LTVs, or CLTVs, of up to 100%, and debt ratios of either 50% or 55% in circumstances where disposable income meets a specified threshold. No loans originated or purchased allow for negative amortization, nor does the Company offer a minimum payment option product that would result in a borrower’s monthly payment being less than the accrued interest amount or minimum principal and interest amount. Fixed-rate and adjustable-rate interest-only mortgage loans are also available to customers with credit scores in excess of 560. The interest-only period is for five years and debt ratios for interest-only products are restricted to a maximum of 50%.

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

The following table sets forth information about the Company’s mortgage loan portfolio composition based on product type as of June 30, 2006 and December 31, 2005.

	June 30, 2006 (1)	December 31, 2005 (1)
Floating adjustable rate mortgage loans	0.24%	0.27%
Interest-only adjustable rate mortgage loans	24.51%	26.21%
Two - five year hybrids (2)	36.25%	39.62%
40/30 and 50/30 adjustable rate mortgage loans (3)	6.65%	2.32%
Total adjustable rate mortgage loans	67.65%	68.42%

15 and 30 year fixed rate mortgage loans	25.05%	24.49%
Interest-only fixed rate mortgage loans	1.60%	1.75%
Balloons and other (4)	4.40%	4.84%
40/30 and 50/30 fixed rate mortgage loans (3)	1.30%	0.50%
Total fixed rate mortgage loans	32.35%	31.58%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of June 30, 2006 and December 31, 2005 of $232.5 million and $110.7 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
(3)
40/30 and 50/30 mortgage loans are loans with payments calculated according to a 40-year or 50-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is 30 years after origination.

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

The following table summarizes the Company’s activity with respect to conforming mortgage loans sold during the periods presented.

Conforming mortgage loans sold (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Performing first lien mortgage loans	$20,484	$20,599	$45,797	$40,086
Plus: basis adjustments	(455)	(127)	(1,023)	(225)
Less: cash received	20,516	20,849	45,995	40,285
Gain on sale of conforming mortgage loans	$487	$377	$1,221	$424
___________
(1)	Conforming mortgage loans are loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac or Fannie Mae.

The following table summarizes the Company’s activity with respect to non-conforming mortgage loans sold during the periods presented.

Non-conforming mortgage loans sold	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Performing first lien mortgage loans	$ -	$ -	$ -	$98,786
Performing second lien mortgage loans	15,055	20,829	31,995	64,235
Delinquent mortgage loans (1)	-	8,812	-	8,812
Total mortgage loans sold	15,055	29,641	31,995	171,833
Plus: basis adjustments	629	(357)	2,453	2,318
Less: cash received	14,851	29,590	31,459	176,111
(Loss) gain on sale of non-conforming mortgage loans	$(833)	$306	$(2,989)	$1,960
___________
(1)	Includes real estate owned, or REO, loans that were part of a delinquent loan sale.

Concentrations of Risk

Properties securing the mortgage loans in the Company’s mortgage loan portfolio are geographically dispersed throughout the Unites States. At June 30, 2006, 30%, 18%, and 18% of the unpaid principal balance of mortgage loans in the Company’s mortgage loan portfolio were secured by properties located in the Southern region, California region, and Mid-Atlantic region, respectively. At December 31, 2005, 30%, 19%, and 16% of the unpaid principal balances were secured by properties located in these same regions, respectively. The remaining properties securing mortgage loans did not exceed 15% in any other region at either period end.

In recent years, mortgage loan production was also geographically concentrated in the Southern, Mid-Atlantic, and California regions. During the first six months of 2006, these regions accounted for 30%, 26%, and 14%, respectively, of the Company’s collateral for mortgage loan production. During the first six months of 2005, these regions accounted for 27%, 21%, and 24%, respectively, of the Company’s collateral for mortgage loan production.

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

Activity related to the allowance for loan losses and past due interest for the mortgage loan portfolio is as follows:

	June 30, 2006	December 31, 2005
	($ in thousands)
Allowance for loan losses (1)	$35,412	$36,639
Allowance for past due interest (2)	14,671	16,086
Total allowance for loan losses and past due interest	$50,083	$52,725

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Beginning balance	$45,584	$33,580	$52,725	$37,310
Provision for loan losses (1)	13,410	9,428	13,987	11,736
Provision for past due interest (3)	2,618	2,131	5,183	4,586
Charge-offs	(11,529)	(8,861)	(21,812)	(17,354)
Ending balance	$50,083	$36,278	$50,083	$36,278
_________
(1)
During the three and six months ended June 30, 2006, $1.3 million and $1.5 million, respectively, of the Company’s allowance for loan losses was reversed relating to Hurricane Katrina due to the Company receiving additional inspection reports and due to liquidation of certain mortgage loans, which left a remaining allowance for probable losses related to Hurricane Katrina of $3.0 million.

(2)	Provided for within accrued interest receivable on the consolidated balance sheets.

(3)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of interest income on loans delinquent for 90 days or more.

An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing the Company’s allowance for loan losses and past due interest. The Company’s roll rate analysis is defined as the historical progression of loans through the various delinquency categories. The Company’s static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating, and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to the Company within 90 days following the liquidation date. As of June 30, 2006, the Company is experiencing an 18-month average loss severity of 40% on its owned portfolio, and this is the assumption currently used in the loan loss allowance model. The 40% loss severity includes the following loss components: 13% for principal, 13% for past due interest, and 14% for advances and other costs. This average loss severity has increased over time because loss severities typically increase as a portfolio gets older.

(6) Mortgage Servicing Rights

As of June 30, 2006, the fair value of the mortgage servicing rights, or MSRs, in total was $170.2 million compared to $156.1 million as of December 31, 2005. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of June 30, 2006 was determined using prepayment assumptions ranging from 21% to 52% and discount rates ranging from 11% to 18%. The fair value as of December 31, 2005 was determined using prepayment assumptions ranging from 20% to 45% and discount rates ranging from 11% to 18%. The following table summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Beginning balance of MSRs, gross	$153,895	$118,045	$138,370	$106,619
Purchased (1)	16,822	30,201	47,549	51,998
Amortization	(15,894)	(11,333)	(31,096)	(20,521)
Permanent impairment	—	(1,791)	—	(2,974)
Ending balance of MSRs, gross	$154,823	135,122	$154,823	135,122

Beginning balance of valuation allowance	$(10,147)	(7,945)	$(8,628)	(7,624)
Recovery (impairment)	651	72	(868)	(1,432)
Permanent impairment	—	1,791	—	2,974
Ending balance of valuation allowance	(9,496)	(6,082)	(9,496)	(6,082)
MSRs, net	$145,327	$129,040	$145,327	$129,040
_________

(1)
The Company acquired approximately $4.0 million of servicing rights on June 30, 2006 for which payment was made subsequent to that date. This payment was accrued in other liabilities in the Company’s consolidated balance sheet as of June 30, 2006.

As of June 30, 2006, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the MSRs for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

July 2006 through December 2006	$31,736
2007	51,299
2008	30,243
2009	16,936
2010	10,003
Thereafter	14,606
Total	$154,823

(7) Warehouse Financing, Securitization Financing and Senior Notes

A summary of the amounts outstanding under these agreements as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
	($ in thousands)
Debt Outstanding
Warehouse financing - loans	$111,832	$154,339
Repurchase agreements - loans	125,976	215,158
Repurchase agreements - retained bond (1)	8,171	8,383
Repurchase agreements - mortgage bonds	—	264
Total warehouse financing	$245,979	$378,144

Securitization financing - servicing advances	$222,579	$195,929
Securitization financing - loans and real estate owned	6,211,753	5,986,460
Total securitization financing	$6,434,332	$6,182,389

Senior notes	$150,000	$—
Total	$6,830,311	$6,560,533
___________________

(1)
Class B-4 of the 2005-3 securitization was retained by the Company rather than being sold to third-party investors. The purchase price of the retained bond was financed using borrowing availability from the Company’s Greenwich repurchase agreement.

On May 4, 2006, the Company closed a private offering of $150 million of 12% senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum, commencing on May 4, 2006, and will mature on May 1, 2014. Interest on the notes will be payable on May 1 and November 1 of each year, beginning November 1, 2006. The notes are guaranteed by certain of our subsidiaries. The Company is using the net proceeds from the offering for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk. The notes are general, unsecured, senior obligations and rank senior to all of our future debt that is expressly subordinated in right of payment to the notes.

The following table provides an estimate of the contractual due dates for the principal amounts of the Company’s outstanding debt obligations as of June 30, 2006:

As of June 30, 2006	Total	2006	2007	2008	2009	2010	Thereafter
($ in thousands)
Warehouse financing - loans	$111,832	$111,832	$—	$—	$—	$—	$—
Repurchase agreements - loans, retained bond and mortgage bonds (1)	134,147	134,147	—	—	—	—	—
Securitization financing - servicing advances	222,579	137,579	—	85,000	—	—	—
Securitization financing - loans and real estate owned (2)	6,211,753	2,534,651	1,624,026	1,035,480	657,184	348,092	12,320
Senior notes	150,000	—	—	—	—	—	150,000
Total outstanding debt obligations	$6,830,311	$2,918,209	$1,624,026	$1,120,480	$657,184	$348,092	$162,320
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Interest on the warehouse financing and repurchase facilities is based on a margin over the London Interbank Offered Rate, or LIBOR, with the margin above LIBOR varying by facility and depending on the type of asset that is being financed.  As of June 30, 2006, these margins ranged from 0.6% to 1.0%. The weighted average interest rate on these borrowings outstanding at June 30, 2006 and December 31, 2005 was 5.95% and 5.10%, respectively. Interest on the securitization financing is either based on a fixed rate or is based on a margin above LIBOR varying by securitization deal and the type of asset that is being financed. As of June 30, 2006, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.03% to 4.0%. As of December 31, 2005, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.09% to 4.0%.

A summary of interest expense and the weighted average cost of funds for the three and six months ended June 30, 2006, and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Interest Expense
Warehouse financing - loans	$596	$1,015	$1,511	$2,181
Warehouse financing - servicing rights	61	—	113	—
Repurchase agreements	7,834	2,350	13,537	4,099
Securitization financing	84,575	57,013	162,416	108,094
Senior notes	2,920	—	2,920	—
Other (1)	1,582	1,109	2,838	2,104
Total	$97,568	$61,487	$183,335	$116,478

Weighted Average Cost of Funds
Warehouse financing - loans	1.48%	2.11%	1.67%	2.40%
Warehouse financing - servicing rights	2.58%	—	2.51%	—
Repurchase agreements	5.61%	3.74%	5.47%	3.52%
Securitization financing	5.69%	4.01%	5.46%	3.79%
Senior notes	12.30%	—	12.30%	—
Other	—	—	—	—
Total	5.77%	4.02%	5.49%	3.80%
________________
(1)	Represents primarily facility, commitment, and non-use fees as well as lender paid private mortgage insurance.

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. As of June 30, 2006, the Company was in compliance with all of its covenants under the respective borrowing agreements.

(8) Derivatives

The Company may use a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures, and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. The Company accounts for all of its derivative financial instruments as undesignated derivative instruments. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 69 months. The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows. Derivative gains (losses) totaled $14.7 million and $(15.1) million for the three months ended June 30, 2006 and 2005, respectively, and derivative gains totaled $25.4 million and $6.2 million for the six months ended June 30, 2006 and 2005, respectively. The components of these derivative gains consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Non cash fair value gain (loss)	$7,839	$(13,288)	$12,842	$(4,216)
Cash settlements, net	7,112	(1,718)	12,859	10,618
Broker commissions	(200)	(97)	(290)	(291)
Interest on margin, net	(19)	19	(40)	39
Total	$14,732	$(15,084)	$25,371	$6,150

(9) Share-Based Compensation Plans

Compensation cost charged against income for the Company’s share-based compensation plans was $0.9 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

Stock Options - The following table summarizes the transactions relating to the Company’s stock options for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2006 (includes 6,000 exercisable options with a remaining contractual life of 5.8 years outstanding under the Stock Incentive Plan)	6,000	$10.10
Options granted	—	—
Options exercised	(3,000)	$10.10
Options cancelled / forfeited	—	—
Options outstanding, June 30, 2006 (includes 3,000 exercisable options with a remaining contractual life of 5.3 years outstanding under the Stock Incentive Plan)	3,000	$10.10

No options were exercised during the three months ended June 30, 2006. Cash received from options exercised under all share-based payment arrangements for the three months ended June 30, 2005, and for the six months ended June 30, 2006 and June 30, 2005 was $50.5 thousand, $30.3 thousand and $50.5 thousand, respectively. The actual tax benefit realized for the tax deductions from option exercises under share-based payment arrangements was immaterial for the three and six months ended June 30, 2006 and 2005. The total intrinsic value of options exercised during the three months ended June 30, 2005 and during the six months ended June 30, 2006 and June 30, 2005 was $34.5 thousand, $0.4 thousand and $34.7 thousand, respectively. The total intrinsic value of options outstanding and exercisable as of June 30, 2006 was $4.0 thousand.

Restricted Stock Units - The Company recognizes compensation expense for outstanding restricted stock units over their vesting periods for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the common shares underlying the restricted stock units on the grant date. As of June 30, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

A summary of the status of the Company’s nonvested restricted stock units as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	840,000	$20.19
Granted	55,000	$10.81
Vested	(20,000)	$20.29
Forfeited	(20,000)	$21.50
Nonvested at June 30, 2006	855,000	$19.56

Employee Stock Purchase Plan - The Company recognizes compensation expense for its Employee Stock Purchase Plan for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase. As a result, the Company incurred $44.6 thousand and $47.3 thousand of expense during the three months ended June 30, 2006 and 2005, respectively, and incurred $90.5 thousand and $47.3 thousand of expense during the six months ended June 30, 2006 and 2005, respectively. The Company issued 26.0 thousand shares of common stock at $9.72 per share for a total of $252.9 thousand in proceeds during the second quarter of 2006.

(10) Commitments and Contingencies

Mortgage Loans

As of June 30, 2006 and December 31, 2005, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of $445.4 million and $262.6 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

From May 1996 to July 5, 2001, the Company securitized its mortgage loans in off balance sheet transactions, of which $325.0 million are still outstanding as of June 30, 2006. In connection with these mortgage loans as well as in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of June 30, 2006 those subsidiaries did not have any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The Company accrues an estimate for the fair value of those obligations. The Company’s subsidiaries are also subject to premium recapture expenses and early payment default in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of June 30, 2006 and December 31, 2005, the liability recorded for premium recapture expense and for obligations to repurchase mortgage loans was $0.4 million and $0.4 million, respectively and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Mortgage Servicing Rights

The Company is committed to purchasing third party servicing rights for an additional $1.1 billion unpaid principal balance of third party mortgage loans during the third quarter of 2006, none of which have been purchased as of July 31, 2006.

Legal Matters

Because the Company is subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. With respect to each matter in which class action status has been asserted, in the event class action status is certified, if there is an adverse outcome or we do not otherwise prevail in each of the following matters, we could suffer material losses, although we intend to vigorously defend each of these lawsuits. The following is a summary of litigation matters that could be significant. Unless otherwise noted, the Company cannot predict the outcome of these matters. Accordingly, no amounts have been accrued in the accompanying consolidated financial statements, except as noted below.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, the Company is not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. A subsidiary, Saxon Mortgage Services, Inc., is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and law firm hired by a number of defendants, including Saxon Mortgage Services, Inc., to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the Plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. There were no significant developments in this matter during the quarter ended June 30, 2006.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by the Company’s subsidiary, America’s MoneyLine, Inc. The parties reached a settlement, pending court approval and entry into a mutually acceptable settlement agreement, on June 19, 2006, pursuant to which the Company would pay an aggregate amount of approximately $0.5 million and incur approximately $10 thousand in settlement administration costs in exchange for a release of claims. The Company accrued $0.5 million in June 2006 based on these developments.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs sought certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. During the second quarter of 2006, the court granted the Company’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. The Company’s subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that Saxon Mortgage Services and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this matter during the quarter ended June 30, 2006.

(11)	Segments

The operating segments reported below are the segments of the Company for which separate financial information is available and for which amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s segment information for the three and six months ended June 30, 2005 has been restated to reflect a change in the presentation of certain intercompany transactions within its reportable segments.

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

	Three Months Ended June 30, 2006
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$110,731	$19,992	$649	$(7,258)	$124,114
Interest expense	(89,473)	(13,707)	(614)	6,226	(97,568)
Net interest income	21,258	6,285	35	(1,032)	26,546
Provision for mortgage loan losses	(13,074)	(336)	—	—	(13,410)
Net interest income after provision for mortgage loan losses	8,184	5,949	35	(1,032)	13,136
Servicing income, net of amortization and impairment	—	1,174	27,023	(7,767)	20,430
Derivative gains	14,732	—	—	—	14,732
Gain (loss) on sale of mortgage assets	—	6,555	(7,366)	465	(346)
Total net revenues and gains	22,916	13,678	19,692	(8,334)	47,952
Payroll and general and administrative expenses	10,396	22,013	11,144	(11,409)	32,144
DepreciationOperating expenses	66	1,164	531	—	1,761
Other expense (income), net Operating expenses	1,242	(5,674)	(443)	5,891	1,016
Total operating expenses	11,704	17,503	11,232	(5,518)	34,921
Income (loss) before taxes	11,212	(3,825)	8,460	(2,816)	13,031
Income tax expense (benefit)	587	(3,069)	6,941	(74)	4,385
Net income (loss)	$10,625	$(756)	$1,519	$(2,742)	$8,646

	Three Months Ended June 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$92,302	$13,600	$482	$4,693	$111,077
Interest expense	(57,568)	(7,738)	(663)	4,482	(61,487)
Net interest income	34,734	5,862	(181)	9,175	49,590
Provision for mortgage loan losses	(9,914)	486	—	—	(9,428)
Net interest income after provision for mortgage loan losses	24,820	6,348	(181)	9,175	40,162
Servicing income, net of amortization and impairment	—	688	23,565	(7,029)	17,224
Derivative losses	(15,084)	—	—	—	(15,084)
Gain (loss) on sale of mortgage assets	—	20,275	(4,200)	(15,369)	706
Total net revenues and gains	9,736	27,311	19,184	(13,223)	43,008
Payroll and general and administrative expenses	10,852	23,716	10,810	(13,784)	31,594
Depreciation	—	879	457	—	1,336
Other expense (income), net	290	(5,745)	196	5,396	137
Total operating expenses	11,142	18,850	11,463	(8,388)	33,067
Income (loss) before taxes	(1,406)	8,461	7,721	(4,835)	9,941
Income tax expense (benefit)	(52)	3,348	3,056	(3,408)	2,944
Income (loss) before cumulative effect of change in accounting principle	(1,354)	5,113	4,665	(1,427)	$6,997
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income (loss)	$(1,323)	$5,113	$4,665	$(1,427)	$7,028

	Six Months Ended June 30, 2006
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$221,966	$36,589	$970	$(14,131)	$245,394
Interest expense	(169,214)	(24,495)	(1,070)	11,444	(183,335)
Net interest income	52,752	12,094	(100)	(2,687)	62,059
Provision for mortgage loan losses	(13,237)	(750)	—	—	(13,987)
Net interest income after provision for mortgage loan losses	39,515	11,344	(100)	(2,687)	48,072
Servicing income, net of amortization and impairment	—	1,926	53,998	(15,854)	40,070
Derivative gains	25,371	—	—	—	25,371
Gain (loss) on sale of mortgage assets	—	3,691	(14,686)	9,227	(1,768)
Total net revenues and gains	64,886	16,961	39,212	(9,314)	111,745
Payroll and general and administrative expenses	21,614	41,902	22,375	(22,572)	63,319
Depreciation	156	2,297	1,075	—	3,528
Other expense (income), net	2,365	(10,254)	(27)	10,472	2,556
Total operating expenses	24,135	33,945	23,423	(12,100)	69,403
Income (loss) before taxes	40,751	(16,984)	15,789	2,786	42,342
Income tax expense (benefit)	1,716	(6,896)	9,780	2,697	7,297
Net income (loss)	$39,035	$(10,088)	$6,009	$89	$35,045

	Six Months Ended June 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$194,318	$26,364	$930	$1,887	$223,499
Interest expense	(110,161)	(14,390)	(1,033)	9,106	(116,478)
Net interest income	84,157	11,974	(103)	10,993	107,021
Provision for mortgage loan losses	(11,289)	(447)	—	—	(11,736)
Net interest income after provision for mortgage loan losses	72,868	11,527	(103)	10,993	95,285
Servicing income, net of amortization and impairment	—	1,514	42,765	(13,489)	30,790
Derivative gains	6,150	—	—	—	6,150
Gain (loss) on sale of mortgage assets	—	37,703	(7,442)	(27,854)	2,407
Total net revenues and gains	79,018	50,744	35,220	(30,350)	134,632
Payroll and general and administrative expenses	21,112	52,465	21,937	(26,149)	69,365
Depreciation	—	1,936	907	—	2,843
Other expense (income), net	1,398	(10,792)	315	10,920	1,841
Total operating expenses	22,510	43,609	23,159	(15,229)	74,049
Income before taxes	56,508	7,135	12,061	(15,121)	60,583
Income tax expense	2,068	2,823	4,773	(10,047)	(383)
Income before cumulative effect of change in accounting principle	54,440	4,312	7,288	(5,074)	60,966
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income	$54,471	$4,312	$7,288	$(5,074)	$60,997

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	June 30, 2006	December 31, 2005
Segment Assets:
Portfolio	$6,953,323	$6,768,778
Servicing	365,428	315,039
Total segment assets	$7,318,751	7,083,817

Corporate assets	177,896	148,261
Total assets	$7,496,647	$7,232,078

(12) Non-guarantor / Guarantor Financial Data

The Company issued $150.0 million in aggregate principal amount of its 12% senior notes due 2014 in an offering that closed May 4, 2006. The notes are fully and unconditionally guaranteed on a joint and several basis by Saxon Funding Management, Inc., Saxon Capital Holdings, Inc., SCI Services, Inc., Saxon Mortgage Services, Inc., Saxon Mortgage, Inc. and Saxon Holding, Inc., each of which is a direct or indirect wholly-owned subsidiary of the Company, or sub-guarantors. All of the sub-guarantors are taxable REIT subsidiaries except for Saxon Funding Management, Inc., which is a qualified REIT subsidiary. One non-guarantor is a taxable REIT subsidiary and the other non-guarantors are qualified REIT subsidiaries. The financing facilities to which the Company and certain of its subsidiaries are party prohibit distributions to the Company in the event of default thereunder. In addition, the ability of the Company and the sub-guarantors to obtain funds from their subsidiaries by dividend or loan may be limited by legal restrictions and regulatory and rating agency considerations applicable to such subsidiaries.

The following tables present the financial condition, results of operations, and cash flows for the Company, its sub-guarantors, and its non-guarantors as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

Consolidating Balance Sheet As of June 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Assets:
Cash	$641	$3,310	$9,393	$—	$13,344
Accrued interest receivable, net	—	10,800	13,816	18,439	43,055
Trustee receivable	—	13,919	8,282	117,736	139,937

Mortgage loan portfolio	—	1,935,902	5,041,056	(218,299)	6,758,659
Allowance for loan losses	—	(2,780)	(32,632)	—	(35,412)
Net mortgage loan portfolio	—	1,933,122	5,008,424	(218,299)	6,723,247

Restricted cash	—	3,779	2,226	—	6,005
Servicing related advances	—	18,117	224,897	(22,913)	220,101
Mortgage servicing rights, net	—	145,327	—	—	145,327
Real estate owned	—	5,538	35,541	—	41,079
Derivative assets	—	24,852	15,171	—	40,023
Deferred tax asset	—	25,536	2,358	26,014	53,908
Investment in subsidiaries	439,701	157,546	(2,528)	(594,719)	—
Other assets, net	7,518	50,561	12,542	—	70,621
Total assets	$447,860	$2,392,407	$5,330,122	$(673,742)	$7,496,647

Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	2,850	3,790	5,957	(2,009)	10,588
Dividends payable	25,468	—	—	—	25,468
Warehouse financing	—	237,808	8,171	—	245,979
Securitization financing	—	1,571,650	4,862,682	—	6,434,332
Senior notes	150,000	—	—	—	150,000
Derivative liabilities	—	21,022	—	—	21,022
Due to (from) affiliates	1,282	(541)	(741)	—	—
Other liabilities	—	29,025	552	—	29,577
Total liabilities	179,600	1,862,754	4,876,621	(2,009)	6,916,966
Shareholders’ equity:
Common stock	501	353	2	(355)	501
Preferred stock	—	10	—	(10)	—
Additional paid-in capital	632,867	854,453	353,863	(1,204,885)	636,298
Accumulated other comprehensive loss, net of tax of $(12)	—	—	(277)	—	(277)
Net accumulated (deficit) earnings	(365,108)	(325,163)	99,913	533,517	(56,841)
Total shareholders’ equity	268,260	529,653	453,501	(671,733)	579,681
Total liabilities and shareholders’ equity	$447,860	$2,392,407	$5,330,122	$(673,742)	$7,496,647

Consolidating Balance Sheet As of December 31, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Assets:
Cash	$222	$4,054	$5,255	$(3,478)	$6,053
Accrued interest receivable, net	—	4,636	15,134	18,412	38,182
Trustee receivable	—	1,219	6,204	128,534	135,957

Mortgage loan portfolio	—	952,263	5,722,105	(229,496)	6,444,872
Allowance for loan losses	—	(211)	(36,428)	—	(36,639)
Net mortgage loan portfolio	—	952,052	5,685,677	(229,496)	6,408,233

Restricted cash	—	145,513	1,960	—	147,473
Servicing related advances	—	10,591	199,667	(24,961)	185,297
Mortgage servicing rights, net	—	129,742	—	—	129,742
Real estate owned	—	6,149	32,784	—	38,933
Derivative assets	—	5,471	14,483	—	19,954
Deferred tax asset	—	25,789	2,341	25,594	53,724
Investment in subsidiaries	339,704	127,090	(4,742)	(462,052)	—
Other assets, net	10,688	38,069	19,773	—	68,530
Total assets	$350,614	$1,450,375	$5,978,536	$(547,447)	$7,232,078

Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	—	1,978	6,379	—	8,357
Dividends payable	32,539	—	—	—	32,539
Warehouse financing	—	369,496	8,648	—	378,144
Securitization financing	—	645,262	5,537,127	—	6,182,389
Derivative liabilities	—	8,589	—	—	8,589
Due (from) to affiliates	(1,563)	(27,504)	29,067	—	—
Other liabilities	—	29,777	2,627	(3,479)	28,925
Total liabilities	$30,976	$1,027,598	$5,583,848	$(3,479)	$6,638,943
Shareholders’ equity:
Common stock	500	353	2	(355)	500
Preferred stock	—	10	—	(10)	—
Additional paid-in capital	630,592	740,707	296,941	(1,034,217)	634,023
Accumulated other comprehensive income (loss), net of tax of $(16)	—	24	(379)	—	(355)
Net accumulated (deficit) earnings	(311,454)	(318,317)	98,124	490,614	(41,033)
Total shareholders’ equity	319,638	422,777	394,688	(543,968)	593,135
Total liabilities and shareholders’ equity	$350,614	$1,450,375	$5,978,536	(547,447)	$7,232,078

Consolidating Statement of Operations For the three months ended June 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$34,357	$92,798	$(3,041)	$124,114
Interest expense	(2,920)	(23,244)	(73,413)	2,009	(97,568)
Intercompany interest	13	4,634	(5,113)	466	—
Net interest income	(2,907)	15,747	14,272	(566)	26,546
Provision for mortgage loan losses	—	(2,222)	(11,188)	—	(13,410)
Net interest income after provision for mortgage loan losses	(2,907)	13,525	3,084	(566)	13,136
Servicing income, net of amortization and impairment	—	21,069	(639)	—	20,430
Derivative gains	—	4,137	10,595	—	14,732
Loss on sale of assets	—	(346)	—	—	(346)
Total net revenues and gains	(2,907)	38,385	13,040	(566)	47,952
Expenses:
Payroll and related expenses	—	17,551	—	27	17,578
General and administrative expenses	22	14,539	5	—	14,566
Depreciation	—	1,761	—	—	1,761
Other (income) expense, net	—	(207)	1,241	(18)	1,016
Total operating expenses	22	33,644	1,246	9	34,921
(Loss) income before taxes	(2,929)	4,741	11,794	(575)	13,031
Income tax (benefit) expense	(119)	6,168	491	(2,155)	4,385
Net (loss) income	$(2,810)	$(1,427)	$11,303	$1,580	$8,646

Consolidating Statement of Operations For the three months ended June 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$10,739	$93,008	$7,330	$111,077
Interest expense	—	(4,157)	(57,330)	—	(61,487)
Intercompany interest	9	16,159	(798)	(15,370)	—
Net interest income	9	22,741	34,880	(8,040)	49,590
Provision for mortgage loan losses	—	486	(9,914)	—	(9,428)
Net interest income after provision for mortgage loan losses	9	23,227	24,966	(8,040)	40,162
Servicing income, net of amortization and impairment	—	19,886	(2,662)	—	17,224
Derivative gains (losses)	—	2,126	(17,210)	—	(15,084)
Gain on sale of assets	—	680	26	—	706
Total net revenues and gains	9	45,919	5,120	(8,040)	43,008
Expenses:
Payroll and related expenses	—	11,119	5,925	(789)	16,255
General and administrative expenses	8	8,921	6,487	(77)	15,339
Depreciation	—	1,218	118	—	1,336
Other expense (income), net	—	3,049	(3,769)	857	137
Total operating expenses	8	24,307	8,761	(9)	33,067
Income (loss) before taxes	1	21,612	(3,641)	(8,031)	9,941
Income tax expense (benefit)	—	9,650	(2,152)	(4,554)	2,944
Income (loss) before cumulative effect of change in accounting principle	1	11,962	(1,489)	(3,477)	6,997
Cumulative effect of change in accounting principle	—	31	—	—	31
Net income (loss)	$1	$11,993	$(1,489)	$(3,477)	$7,028

Consolidating Statement of Operations For the six months ended June 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$61,266	$190,826	$(6,698)	$245,394
Interest expense	(2,920)	(38,428)	(143,996)	2,009	(183,335)
Intercompany interest	21	1,456	(10,705)	9,228	—
Net interest income	(2,899)	24,294	36,125	4,539	62,059
Provision for mortgage loan losses	—	(3,663)	(10,324)	—	(13,987)
Net interest income after provision for mortgage loan losses	(2,899)	20,631	25,801	4,539	48,072
Servicing income, net of amortization and impairment	—	41,379	(1,309)	—	40,070
Derivative gains (losses)	—	5,998	19,373	—	25,371
Loss on sale of assets	—	(1,768)	—	—	(1,768)
Total net revenues and gains	(2,899)	66,240	43,865	4,539	111,745
Expenses:
Payroll and related expenses	—	35,058	—	269	35,327
General and administrative expenses	22	27,960	10	—	27,992
Depreciation	—	3,528	—	—	3,528
Other expense (income), net	—	405	2,365	(214)	2,556
Total operating expenses	22	66,951	2,375	55	69,403
(Loss) income before taxes	(2,921)	(711)	41,490	4,484	42,342
Income tax (benefit) expense	(119)	6,134	1,702	(420)	7,297
Net (loss) income	$(2,802)	$(6,845)	$39,788	$4,904	$35,045

Consolidating Statement of Operations For the six months ended June 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$20,891	$192,630	$9,978	$223,499
Interest expense	—	(7,801)	(108,677)	—	(116,478)
Intercompany interest	24	24,385	3,445	(27,854)	—
Net interest income	24	37,475	87,398	(17,876)	107,021
Provision for mortgage loan losses	—	(447)	(11,289)	—	(11,736)
Net interest income after provision for mortgage loan losses	24	37,028	76,109	(17,876)	95,285
Servicing income, net of amortization and impairment	—	39,503	(8,713)	—	30,790
Derivative gains	—	143	6,007	—	6,150
Gain on sale of assets	—	2,381	26	—	2,407
Total net revenues and gains	24	79,055	73,429	(17,876)	134,632
Expenses:
Payroll and related expenses	—	25,526	13,269	(789)	38,006
General and administrative expenses	15	16,920	14,501	(77)	31,359
Depreciation	—	2,556	287	—	2,843
Other expense (income), net	—	7,860	(6,876)	857	1,841
Total operating expenses	15	52,862	21,181	(9)	74,049
Income (loss) before taxes	9	26,193	52,248	(17,867)	60,583
Income tax expense (benefit)	—	11,831	(2,704)	(9,510)	(383)
Income (loss) before cumulative effect of change in accounting principle	9	14,362	54,952	(8,357)	60,966
Cumulative effect of change in accounting principle	—	31	—	—	31
Net income (loss)	$9	$14,393	$54,952	$(8,357)	$60,997

Consolidating Statement of Cash Flows For the six months ended June 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Operating Activities:
Net (loss) income	$(2,802)	$(6,845)	$39,788	$4,904	$35,045
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	70	36,395	13,131	(5)	49,591
Intercompany amortization	—	(2,178)	(2,516)	4,694	—
Deferred income tax provision (benefit)	—	253	(17)	(420)	(184)
Impairment of assets	—	1,087	2,365	—	3,452
Non cash derivative gains	—	(6,942)	(5,900)	—	(12,842)
Loss from sale of assets	—	1,768	—	—	1,768
Intercompany loss (gain) from sale of loans and advances	—	9,228	—	(9,228)	—
Provision for mortgage loan losses	—	3,663	10,324	—	13,987
Provision for advanced interest	—	88	6,290	—	6,378
Compensation expense for share-based compensation plans	—	1,699	—	—	1,699
(Increase) decrease in servicing related advances	—	(428,102)	380,660	12,638	(34,804)
(Increase) decrease in accrued interest receivable	—	(7,055)	2,444	(27)	(4,638)
Increase (decrease) in accrued interest payable	2,850	1,812	(422)	(2,009)	2,231
(Increase) decrease in trustee receivable	—	(12,700)	(2,078)	10,798	(3,980)
Decrease (increase) in income tax receivable	8,922	(11,754)	5,485	—	2,653
(Purchases of) proceeds from derivative instruments	—	(5)	5,211	—	5,206
Net change in miscellaneous assets and liabilities	1,695	1,993	3,045	(14,032)	(7,299)
Net cash provided by (used in) operating activities	10,735	(417,595)	457,810	7,313	58,263
Investing Activities:
Purchase and origination of mortgage loans	—	(1,677,267)	(9,355)	6,489	(1,680,133)
Principal payments received on mortgage loan portfolio	—	113,156	1,126,426	(10,322)	1,229,260
Proceeds from the sale of mortgage loans	—	77,454	—	—	77,454
Proceeds received from (paid for) the intercompany sale of loans	—	905,864	(905,864)	—	—
Proceeds from the sale of real estate owned	—	1,760	25,499	—	27,259
Decrease (increase) in restricted cash	—	141,734	(266)	—	141,468
Acquisition of mortgage servicing rights	—	(43,588)	—	—	(43,588)
Capital expenditures	—	(4,111)	—	—	(4,111)
Capital contributions (to) from affiliates	(99,995)	83,288	16,709	(2)	—
Net cash (used in) provided by investing activities	(99,995)	(401,710)	253,149	(3,835)	(252,391)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	—	1,013,495	464,534	—	1,478,029
Proceeds from issuance of securitization financing-certificates	—	—	30,167	—	30,167
Proceeds received from issuance of senior notes	150,000	—	—	—	150,000
Debt issuance costs	(5,786)	(2,960)	(1,744)	—	(10,490)
Principal payments on securitization financing-bonds	—	(87,249)	(1,165,975)	—	(1,253,224)
Principal payments on securitization financing-certificates	—	—	(3,518)	—	(3,518)
Repayment of warehouse financing, net	—	(131,688)	(477)	—	(132,165)
Proceeds received from issuance of stock	544	—	—	—	544
Payment of dividends	(57,924)	—	—	—	(57,924)
Due from (to) affiliates	2,845	26,963	(29,808)	—	—
Net cash provided by (used in) financing activities	89,679	818,561	(706,821)	—	201,419
Net increase (decrease) in cash	419	(744)	4,138	3,478	7,291
Cash at beginning of year	222	4,054	5,255	(3,478)	6,053
Cash at end of year	$641	$3,310	$9,393	$—	$13,344

Consolidating Statement of Cash Flows For the six months ended June 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Operating Activities:
Net income (loss)	$9	$14,393	$54,952	$(8,357)	$60,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	22,368	12,308	(275)	34,401
Intercompany amortization	—	419	9,284	(9,703)	—
Deferred income tax benefit	—	(7,228)	(7)	(7,773)	(15,008)
Impairment of assets	—	1,720	1,399	—	3,119
Non cash derivative (gains) losses	—	(395)	4,611	—	4,216
Gain from sale of assets	—	(2,381)	(26)	—	(2,407)
Intercompany (gain) loss from sale of loans and advances	—	(21,926)	(5,928)	27,854	—
Provision for mortgage loan losses	—	447	11,289	—	11,736
Provision for advanced interest	—	—	6,663	—	6,663
Compensation expense for share-based compensation plans	—	1,592	—	—	1,592
Cumulative effect of change in accounting principle	—	(31)	—	—	(31)
(Increase) decrease in servicing related advances	—	(265,037)	235,156	5,942	(23,939)
Decrease (increase) in accrued interest receivable	—	2,276	(2,842)	851	285
Decrease in accrued interest payable	—	(376)	(760)	—	(1,136)
Increase in trustee receivable	—	(1,782)	(183)	(21,397)	(23,362)
(Increase) decrease in income tax receivable	(1,245)	35,365	(2,656)	(1,735)	29,729
Purchases of derivative instruments	—	—	(4,271)	—	(4,271)
Net change in miscellaneous assets and liabilities	1,595	25,158	(5,701)	(26,969)	(5,917)
Net cash provided by (used in) operating activities	359	(195,418)	313,288	(41,562)	76,667
Investing Activities:
Purchase and origination of mortgage loans	—	(1,191,199)	(444,839)	21,856	(1,614,182)
Principal payments received on mortgage loan portfolio	—	13,803	1,146,713	21,248	1,181,764
Proceeds from the sale of mortgage loans	—	216,396	—	—	216,396
Proceeds received from (paid for) the intercompany sale of loans	—	1,650,092	(1,650,092)	—	—
Proceeds from the sale of real estate owned	—	1,565	27,509	—	29,074
Increase in restricted cash	—	—	(203,316)	—	(203,316)
Acquisition of mortgage servicing rights	—	(51,998)	—	—	(51,998)
Capital expenditures	—	(5,888)	—	—	(5,888)
Capital contributions from (to) affiliates	60,298	(24,773)	(33,983)	(1,542)	—
Net cash provided by (used in) investing activities	60,298	607,998	(1,158,008)	41,562	(448,150)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	—	—	1,979,971	—	1,979,971
Proceeds from issuance of securitization financing-certificates	—	—	40,824	—	40,824
Debt issuance costs	—	—	(6,340)	—	(6,340)
Principal payments on securitization financing-bonds	—	—	(1,231,030)	—	(1,231,030)
Principal payments on securitization financing-certificates	—	—	(18,264)	—	(18,264)
Repayment of warehouse financing, net	—	(339,461)	(80)	—	(339,541)
Proceeds received from issuance of stock	752	—	—	—	752
Payment of dividends	(56,791)	—	—	—	(56,791)
Due (to) from affiliates	(5,198)	(78,770)	83,968	—	—
Net cash (used in) provided by financing activities	(61,237)	(418,231)	849,049	—	369,581
Net (decrease) increase in cash	(580)	(5,651)	4,329	—	(1,902)
Cash at beginning of year	743	8,998	3,111	—	12,852
Cash at end of year	$163	$3,347	$7,440	$—	$10,950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to, those addressed in “Part II - Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the period ended March 31, 2006 and those included in the 2005 Form 10-K, and the following summary of risks and uncertainties:

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

Executive Summary

Company Overview

We are in the business of originating, purchasing, securitizing, and servicing non-conforming residential mortgage loans that are primarily sub-prime. We operate through three business segments. These segments are:

•  Mortgage loan production;

•  Portfolio; and

•  Mortgage loan servicing;

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, correspondent and retail channels, which we refer to collectively as our “mortgage loan production segment”. We earn most of our revenues from the net interest income generated by those mortgage loans through our portfolio segment and from servicing loans for other companies through our mortgage loan servicing segment. We also earn revenues through whole loan sales of some of our mortgage loans. We pay interest to finance our mortgage loan portfolio, servicing rights and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We initially fund our mortgage loan originations and purchases through short-term warehouse lines of credit and through repurchase facilities, as well as with the amounts borrowed under our senior notes, which are replaced by permanent financing when we securitize the loans. We structure our securitization transactions as financing transactions, with the mortgage loans and related debt to finance those loans remaining on our balance sheet.

We access the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially using one of several different secured and committed warehouse lines of credit and repurchase agreement facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to June 30, 2006, we securitized $24.0 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization: (1) the mortgage loans we produce remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse and repurchase debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Board of Governors of the Federal Reserve System, or FRB, the residential mortgage loan market is the largest consumer finance market in the United States. According to the Mortgage Bankers Association of America, or MBAA, website as of July 12, 2006, lenders in the United States originated more than $2.9 trillion in one-to-four family mortgage loans in 2005. A substantial portion of the loan originations in 2005 was attributable to mortgage loan refinancings, and we believe this was a result of customers taking advantage of strong housing appreciation and increased mortgage product offerings in the marketplace. Additionally, customers benefited from the increased competition within the mortgage loan industry which kept interest rates low in spite of a slightly rising interest rate environment. According to the MBAA website as of July 12, 2006, lenders are expected to originate $2.4 trillion in single-family mortgage loans in 2006, reflecting an anticipated decrease in refinancing activity. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates.

Generally, the mortgage loan industry is segmented by the size of the mortgage loans and the credit characteristics of the borrowers. Mortgage loans that conform to the guidelines of GSEs, such as Fannie Mae or Freddie Mac, which have guidelines for both size and credit characteristics, are called conforming mortgage loans. Most of our mortgage loans are considered non-conforming mortgage loans because of the size of the loans (generally referred to as jumbo mortgage loans), or the credit profiles of the borrowers (generally referred to as sub-prime mortgage loans), or both. We believe the mortgage loan originators in the non-conforming segment of the mortgage industry provide credit to a broad range of consumers who are underserved by the conforming mortgage loan market. In addition, we believe that many sub-prime mortgage loan products that have very low initial interest rates for a period of one or two years continue to present borrowers with economic incentives to refinance their existing mortgage loans when the low interest rate period expires, regardless of interest rate movements; therefore, we do not expect the same level of decline in loan demand in the non-conforming mortgage loan market as would be expected in the overall mortgage loan market as interest rates rise.

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

Reconciliation of securitization net losses on liquidated loans to charge-offs. Securitization net losses on liquidated loans is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We present a reconciliation of securitization net losses on liquidated loans to charge-offs, which are recognized in our financial statements in accordance with GAAP, because management believes that it is useful to show both measures of losses to evaluate securitization net losses on liquidated loans and the information is provided on a monthly basis to the investors in each securitization. GAAP requires losses to be recognized immediately upon a loan being transferred to REO, whereas securitization net losses on liquidated loans do not recognize a loss on REO until the loan is sold. This causes a timing difference between charge-offs and securitization net losses on liquidated loans. In addition, securitization net losses on liquidated loans exclude losses resulting from delinquent loan sales.

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

Reconciliation of GAAP net income to estimated REIT taxable net income. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. REIT taxable income is calculated under federal tax laws in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. We expect that our consolidated GAAP net income may differ from our REIT taxable income for many reasons, including the following:

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

Estimated REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Management believes that the presentation of estimated REIT taxable income provides useful information to investors regarding our estimated annual distributions to our investors. The presentation of estimated REIT taxable income is not to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2005 Form 10-K.

Second Quarter 2006 Events and Outlook

On August 9, 2006, we announced that we had entered into a definitive agreement with Morgan Stanley Mortgage Capital Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley will acquire our company for $14.10 per common share in cash, or approximately $706 million, through a merger between us and a wholly-owned subsidary of Morgan Stanley. The transaction is expected to close in the fourth quarter of 2006, pending regulatory approval, approval by our shareholders and the satisfaction of other customary closing conditions. The impact on our consolidated financial statements has not yet been determined.

The non-conforming, residential mortgage industry has become increasingly competitive in recent years. Today, the industry is dominated by a small number of large companies. This market share domination has led to intense competition within the industry and has negatively impacted our profitability. Specifically, lenders in the industry have not raised interest rates in line with increases in market interest rates, which has reduced our net interest margin and negatively impacted our liquidity. Toward the end of 2005 and at the beginning of the first quarter of 2006, lenders began to raise interest rates marginally; but not commensurate with market interest rates and for the latter half of the first quarter of 2006, lenders began decreasing their rates. For the majority of the second quarter of 2006, lenders either marginally increased rates or left their rates unchanged while borrowing costs continued to increase. As a result, we expect to continue to experience margin compression in 2006. To compete effectively, we will be required to achieve and maintain a high level of operational, technological and managerial expertise and efficiencies, as well as an ability to attract capital at a competitive cost.

Throughout the first six months of 2006, we experienced an increase in short-term borrowing interest rates and a continued increase in competitiveness of pricing within our industry. We also experienced a reduction in our prepayment penalty income as a result of fewer loans in our portfolio containing prepayment features and a decrease in prepayment penalty fees collected per loan during the first six months of 2006 as compared to the first six months of 2005. This resulted in a substantial reduction in the net interest margin including prepayment penalty income on our mortgage loan portfolio. During the first six months of 2006, we experienced an increase in the 2/3 year swap curve and six-month LIBOR curve, which positively impacted the fair value of our derivatives and increased our derivative gains.

During the first six months of 2006, we purchased the rights to service $5.9 billion of mortgage loans at a cost of $47.5 million. We have generally seen prices of mortgage servicing rights increase in the marketplace due to an anticipated decrease in prepayment speeds, and thus an increase in the lives of servicing assets resulting in an increase in servicing fees.

During the second quarter of 2006, we completed the issuances of SAST 2006-1 and SAST 2006-2, totaling $500.0 million and $999.9 million in principal balances, respectively.

On May 4, 2006, we closed a private offering of $150 million of 12% senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum. The Company is using the net proceeds from the offering for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk.

We have also made significant progress in implementing our 2006 strategic initiatives during the second quarter of 2006. Specifically, we saw decreased total operating expenses during the first six months of 2006 due to management’s continued focus on maximizing operating efficiencies, reducing production costs, and enhancing profitability. We also successfully completed our first conduit loan pool purchase of $119.4 million. Finally, we completed the implementation of our new web-based loan production system in May 2006.

In summary, our production levels during the second quarter of 2006 were above our second quarter of 2005 production. In 2006, we expect to increase our mortgage loan production over levels achieved in 2005 through a more efficient process as a result of having adjusted to our new centralized loan production structure, the investments we have made in technology and our focus on controlling our general and administrative expenses. We also intend to continue to grow our mortgage loan portfolio and servicing portfolio in order to produce higher levels of net interest income and servicing income. However, we also expect short-term market interest rates to rise and competitive pressures to remain intense during 2006.

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

Mortgage loan prepayments generally increase on our adjustable rate mortgage loans when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance of premiums to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. The majority of our penalties expire two to three years from origination. As of June 30, 2006, 71% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage loan portfolio will increase as these adjustable rate mortgage loans reach their initial adjustments during 2006 and 2007, due to the high concentration of two to three year hybrid loans we originated or purchased during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is 36% over twelve months.

Interest expense on our warehouse, repurchase and securitization financings, as well as our senior notes is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization/accretion of premiums, discounts, and debt issuance costs. These yield adjustments are amortized against interest expense over the life of the debt in a manner similar to that described above for interest income, using the interest method adjusted for the effects of the estimated payments on the debt.

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

The allowance for loan losses and past due interest was impacted in the first six months of 2006 primarily by a decrease in overall delinquencies since December 31, 2005. We are currently experiencing an 18-month average loss severity of 40% on our owned portfolio, and this is the assumption currently used in our loan loss allowance model. We did not make any significant changes in our reserve methodologies or assumptions during the second quarter of 2006.

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

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral may differ from our initial estimates, and these differences may be material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of our MSRs. We perform an impairment analysis using independent valuations that we obtain each quarter. We consider estimates of numerous market assumptions, changes in interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying mortgage loans, all of which could significantly affect the fair value and the rate of amortization of MSRs. If we determine that a pool of MSRs is impaired, we analyze certain attributes of that pool, such as prepayments, to assess whether the impairment is temporary or permanent. If we conclude that the impairment is temporary, we establish a valuation allowance and record an expense. In the event the impairment is subsequently reversed, the related allowance amount is recognized in our income; however, reversals of impairment may not be reversed passed the amount of the original fair value recorded. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the permanent impairment.

As a result of increased actual prepayment speeds and future prepayment speed assumptions applied to certain aged third party servicing portfolios, we recorded a temporary impairment of $0.9 million on our MSRs for the first six months of 2006. It is possible that we may experience, in whole or in part, a reversal of the temporary impairment if actual future prepayments are lower than our future prepayment speed assumptions. Every quarter we value the third-party portion of our loan servicing portfolio using a prepayment speed assumption which management believes is appropriate given the product mix of the third-party servicing portfolio. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights and is therefore re-evaluated every quarter.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting policy with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three months ended June 30, 2006 based on existing facts and circumstances. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates will be necessary if it is determined that the time spent and/or costs incurred related to performing the above activities have significantly changed from the previous period. This estimate is made for all loans originated in our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are expensed as incurred. In the second quarter of 2006, we deferred $5.7 million in costs associated with originating loans and $5.9 million in nonrefundable fees related to mortgage loan originations. We also recorded net amortization of these deferred loan origination costs and fees of $0.8 million.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of June 30, 2006, we recorded $18.8 thousand as a valuation allowance on our deferred tax assets for capital losses incurred by a qualified REIT subsidiary during the first six months of 2006 based on management’s belief that it is more likely than not that capital gains will not be generated within the next five years by the qualified REIT subsidiary to realize the benefit of this asset. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record additional valuation allowances on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from the remainder of our deferred tax assets.

We believe we have complied with the REIT provisions of the Internal Revenue Code for the three months ended June 30, 2006 and currently intend to continue to comply with such provisions in the future. Accordingly, we do not expect to be subject to federal or state income tax on net income that is distributed to shareholders as long as we continue to comply with the requirements necessary to maintain our qualification as a REIT. In the event that we do not qualify as a REIT in any year, we will be subject to federal and state income tax as a domestic corporation, and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries are subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information about our critical accounting policies, refer to our 2005 Form 10-K.

Consolidated Results

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Overview. Net income increased $1.6 million, or 23%, to $8.6 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005. This increase consisted of: (1) an increase in our servicing income of $3.2 million, related to our acquisition of significant amounts of servicing rights for third-party mortgage loans; and (2) an increase in our derivative gains of $29.8 million. Offsetting these increases, we experienced: (1) a decrease of $23.0 million in net interest income due primarily to an increase in the cost of our borrowings; (2) an increase in provision for mortgage loan losses of $4.0 million due to an increase in our delinquencies since June 30, 2005; (3) an increase in our loss on sale of assets of $1.1 million primarily due to the repurchase of mortgage loans previously sold due to early payment default; (4) an increase in our total operating expenses of $1.9 million; and (5) an increase in our income tax expense of $1.4 million. Net income decreased $26.0 million, or 43%, to $35.0 million for the six months ended June 30, 2006 from $61.0 million for the six months ended June 30, 2005. This decrease was primarily the result of: (1) a decrease of $45.0 million in net interest income due primarily to an increase in the cost of our borrowings; (2) an increase in provision for mortgage loan losses of $2.3 million due to an increase in our delinquencies since June 30, 2005; (3) an increase in our loss on sale of assets of $4.2 million primarily due to the repurchase of mortgage loans previously sold that had early payment defaults; and (4) an increase in our income tax expense of $7.7 million. These decreases were offset by: (1) an increase in our servicing income of $9.3 million, related to our acquisition of significant amounts of servicing rights for third-party mortgage loans; (2) an increase in our derivative gains of $19.2 million; and (3) a decrease in our total operating expenses of $4.6 million. The two most influential factors currently affecting our net income in 2006 are the rising interest rate environment, which causes our interest expense to increase significantly, and intense competitive pricing within our industry which causes the interest rates we charge on our new loan production to be substantially lower in relation to our cost of funds than has historically been the case. These two factors compressed interest margins compared to the more favorable interest margins that we had experienced in prior years.

Revenues

Total Net Revenues and Gains. Total net revenues and gains increased $5.0 million, or 12%, to $48.0 million for the three months ended June 30, 2006 from $43.0 million for the three months ended June 30, 2005. Total net revenues and gains decreased $22.9 million, or 17%, to $111.7 million for the six months ended June 30, 2006 from $134.6 million for the six months ended June 30, 2005. The decrease in total net revenues and gains was primarily attributable to an increase in the cost of our borrowings as well as to increases in our losses on sale of assets, offset by increases in our servicing income and derivative gains.

Interest Income. Interest income increased $13.0 million, or 12%, to $124.1 million for the three months ended June 30, 2006 from $111.1 million for the three months ended June 30, 2005. Interest income increased $21.9 million, or 10%, to $245.4 million for the six months ended June 30, 2006 from $223.5 million for the six months ended June 30, 2005. The increase in interest income was due primarily to the growth in our securitized mortgage loan portfolio and an increase of 23 basis points and 17 basis points in the weighted average coupons on our mortgage loan portfolio for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, respectively.

As shown in the table below, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, our interest income increased $9.2 million and $16.8 million, respectively, due to an increase in the size of our mortgage loan portfolio, and increased $6.2 million and $8.4 million, respectively, as a result of higher interest rates earned on our mortgage loan portfolio.

Rate/Volume Table For the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005			Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$5,495	$4,006	$9,501	$6,937	$8,660	$15,597
Loans funded by warehouse and repurchase financing	682	5,182	5,864	1,407	8,124	9,531
Mortgage bonds	(3)	(6)	(9)	90	(9)	81
Other	—	(1)	(1)	—	(8)	(8)
Total	$6,174	$9,181	$15,355	$8,434	$16,767	$25,201
Prepayment penalty income			(2,318)			(3,306)
			$13,037			$21,895

Interest Income Yield Analysis For the Three and Six Months Ended June 30, 2006 and 2005

The following table presents the average yield on our interest-earning assets for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,537,554	$123,413	7.55%	$6,051,182	$110,765	7.32%
Less amortization of yield adjustments (1)	—	(5,557)	(0.34)%	—	(8,264)	(0.55)%
	6,537,554	117,856	7.21%	$6,051,182	$102,501	6.77%
Add prepayment penalty income	—	6,258	0.38%	—	8,576	0.57%
Total interest-earning assets	$6,537,554	$124,114	7.59%	$6,051,182	$111,077	7.34%

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,488,643	$243,001	7.49%	$6,038,543	$221,023	7.32%
Less amortization of yield adjustments (1)	—	(9,641)	(0.30)%	—	(12,864)	(0.43)%
	6,488,643	233,360	7.19%	$6,038,543	208,159	6.89%
Add prepayment penalty income	—	12,034	0.37%	—	15,340	0.51%
Total interest-earning assets	$6,488,643	$245,394	7.56%	$6,038,543	$223,499	7.40%
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in interest income correlated with the growth of our mortgage loan portfolio; however, it did not increase at the same rate as the increases in LIBOR as competitive pricing pressures were constraining us from charging higher interest rates on our mortgage loan production. Our net mortgage loan portfolio increased $0.3 billion, or 5%, to $6.7 billion as of June 30, 2006 from $6.4 billion as of December 31, 2005. We anticipate that our interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in 2006 if market-weighted average coupons increase.

Amortization expense of yield adjustments decreased $2.7 million, or 33%, to $5.6 million for the three months ended June 30, 2006 from $8.3 million for the three months ended June 30, 2005. Amortization expense of yield adjustments decreased $3.3 million, or 26%, to $9.6 million for the six months ended June 30, 2006 from $12.9 million for the six months ended June 30, 2005. This decrease was predominantly caused by an increase in the projected six-month LIBOR curve, which increases cash flows in the future as adjustable rate mortgage loans, or ARMs, enter their reset period. An increase in cash flows positively affects the retrospective adjustment component of our level yield amortization by increasing the internal rate of return used to calculate our net investment in the underlying mortgage loans.

Prepayment penalty income decreased $2.3 million, or 27%, to $6.3 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005. This decrease was primarily related to an 11% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 4% decline in the average size of the prepayment penalty fees we collected. Prepayment penalty income decreased $3.3 million, or 22%, to $12.0 million for the six months ended June 30, 2006 from $15.3 million for the six months ended June 30, 2005. This decrease was primarily related to an 8% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 3% decline in the average size of the prepayment penalty fees we collected. Prepayment penalty income in 2006 was also negatively affected by amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which became effective July 1, 2003. These amendments eliminated federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. Management expects that these amendments will continue to reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our securitized loan principal balance was composed of 68% adjustable rate mortgage loans and 32% fixed rate loans at June 30, 2006. The aggregate unpaid principal balances of our adjustable rate loans in their reset period was $524.8 million, or 12.2% of our portfolio, at June 30, 2006. As shown in the following tables, the weighted average coupon, or WAC, on the ARM portion of our securitizations increased as of June 30, 2006 compared to December 31, 2005, while the WAC on the fixed rate mortgage, or FRM, portion of our securitizations decreased slightly or remained constant as of June 30, 2006 compared to December 31, 2005. The following tables set forth information about our securitized mortgage loan portfolio, by Saxon Asset Securities Trust, or SAST, transaction, including those loans associated with our securitized REO properties as of June 30, 2006 and December 31, 2005.

	Issue date	Original aggregate loan principal balance	Current aggregate loan principal balance	Fixed current aggregate loan principal balance	ARM current aggregate loan principal balance	Percentage of portfolio	Percentage of original remaining	Current WAC fixed	Current WAC ARM
($ in thousands)
June 30, 2006
SAST 2001-2	8/2/2001	$650,410	$81,653	$59,129	$22,524	1%	13%	9.12%	10.86%
SAST 2001-3	10/11/2001	699,999	67,184	31,496	35,688	1%	10%	9.91%	10.46%
SAST 2002-1	3/14/2002	899,995	118,127	70,224	47,903	2%	13%	8.83%	10.27%
SAST 2002-2	7/10/2002	605,000	81,951	38,216	43,735	1%	14%	8.97%	10.44%
SAST 2002-3	11/8/2002	999,999	149,596	75,171	74,425	2%	15%	8.35%	10.08%
SAST 2003-1	3/6/2003	749,996	147,870	102,609	45,261	2%	20%	7.37%	9.59%
SAST 2003-2	5/29/2003	599,989	122,067	76,693	45,374	2%	20%	7.21%	9.14%
SAST 2003-3	9/16/2003	1,000,000	270,749	170,196	100,553	4%	27%	7.12%	8.60%
SAST 2004-1	2/19/2004	1,099,999	322,260	134,242	188,018	5%	29%	7.81%	8.98%
SAST 2004-2	7/27/2004	1,199,994	557,252	336,855	220,397	9%	46%	6.93%	7.49%
SAST 2004-3	10/27/2004	899,956	470,497	91,404	379,093	7%	52%	7.77%	7.11%
SAST 2005-1	1/25/2005	999,972	572,929	91,523	481,406	9%	57%	7.40%	6.77%
SAST 2005-2	6//07/2005	979,990	638,486	119,784	518,702	10%	65%	7.50%	7.13%
SAST 2005-3	9/29/2005	899,999	715,098	160,214	554,884	11%	79%	7.29%	7.20%
SAST 2005-4	12/21/2005	639,994	561,855	127,160	434,695	9%	88%	7.71%	7.70%
SAST 2006-1	5/2/2006	499,973	465,137	98,298	366,839	7%	93%	8.22%	8.24%
SAST 2006-2	6/7/2006	999,949	985,740	247,102	738,638	16%	99%	8.19%	8.42%
Total		$14,425,214	$6,328,451	$2,030,316	$4,298,135
Less: unpaid principal balance of securitized REO properties			(51,382)
Total securitized loans			$6,277,069

December 31, 2005
SAST 2001-2	8/2/2001	$650,410	$96,608	$68,777	27,831	2%	15%	9.18%	10.34%
SAST 2001-3	10/11/2001	699,999	84,561	37,340	47,221	1%	12%	9.93%	9.98%
SAST 2002-1	3/14/2002	899,995	142,946	79,862	63,084	2%	16%	8.87%	9.61%
SAST 2002-2	7/10/2002	605,000	102,646	45,899	56,747	2%	17%	8.97%	9.76%
SAST 2002-3	11/8/2002	999,999	189,019	88,057	100,961	3%	19%	8.37%	9.28%
SAST 2003-1	3/6/2003	749,996	194,274	122,268	72,006	3%	26%	7.38%	8.79%
SAST 2003-2	5/29/2003	599,989	160,949	89,336	71,613	3%	27%	7.21%	8.27%
SAST 2003-3	9/16/2003	1,000,000	344,009	192,094	151,915	6%	34%	7.17%	8.14%
SAST 2004-1	2/19/2004	1,099,999	477,122	156,521	320,601	8%	43%	7.82%	7.73%
SAST 2004-2	7/27/2004	1,199,994	710,671	384,640	326,031	12%	59%	6.95%	6.68%
SAST 2004-3	10/27/2004	899,956	563,859	103,023	460,836	9%	63%	7.80%	7.07%
SAST 2005-1	1/25/2005	999,972	711,372	106,440	604,932	12%	71%	7.40%	6.77%
SAST 2005-2	6//07/2005	979,990	808,742	132,692	676,050	14%	83%	7.49%	7.16%
SAST 2005-3	9/29/2005	899,999	857,855	175,798	682,057	14%	95%	7.29%	7.22%
SAST 2005-4	12/21/2005	499,625	496,839	111,207	385,633	8%	99%	7.70%	7.68%
Total		$12,784,923	$5,941,472	$1,893,954	$4,047,518
Less: unpaid principal balance of securitized REO properties			(46,692)
Total securitized loans			$5,894,780

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

We experienced a decrease in prepayments of our mortgage loans and a decrease in our prepayment penalty income during the second quarter of 2006 compared to the second quarter of 2005. This was due to a decline in the size of the average prepayment penalty as well as decreases in the percentage of mortgage loans in our portfolio having prepayment penalty features. Additionally, we have experienced a decline in production of loans with prepayment penalties since amendments to the Alternative Mortgage Transactions Parity Act, which became effective on July 1, 2003, eliminated our ability to rely on federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. We expect our prepayment speeds to continue to decrease in future periods if interest rates continue to rise and housing prices begin to decline.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
June 30, 2006
SAST 2001-2	8/2/2001	36.20%	26.80%	33.16%	29.87%	40.65%
SAST 2001-3	10/11/2001	34.97%	28.32%	45.58%	33.72%	43.51%
SAST 2002-1	3/14/2002	40.65%	24.24%	44.42%	30.39%	43.64%
SAST 2002-2	7/10/2002	16.37%	34.96%	49.17%	33.62%	43.51%
SAST 2002-3	11/8/2002	1.20%	31.70%	53.08%	30.97%	45.81%
SAST 2003-1	3/6/2003	3.42%	29.57%	54.04%	28.25%	48.96%
SAST 2003-2	5/29/2003	16.13%	26.95%	59.25%	27.78%	49.76%
SAST 2003-3	9/16/2003	55.38%	26.09%	58.12%	23.71%	46.00%
SAST 2004-1	2/19/2004	33.85%	28.96%	57.56%	26.03%	46.75%
SAST 2004-2	7/27/2004	59.87%	26.22%	48.10%	23.35%	41.09%
SAST 2004-3	10/27/2004	60.30%	23.71%	38.76%	20.42%	34.78%
SAST 2005-1	1/25/2005	62.38%	23.82%	38.92%	20.29%	34.99%
SAST 2005-2	6/07/2005	60.52%	16.88%	36.87%	15.55%	35.88%
SAST 2005-3	9/29/2005	58.09%	—	—	13.97%	29.77%
SAST 2005-4	12/21/2005	61.29%	—	—	19.12%	24.10%
SAST 2006-1	5/2/2006	51.26%	—	—	35.10%	49.70%
SAST 2006-2	6/7/2006	59.39%	—	—	9.62%	16.03%

December 31, 2005
SAST 2001-2	8/2/2001	51.36%	28.82%	36.73%	30.34%	41.58%
SAST 2001-3	10/11/2001	30.33%	29.52%	45.52%	34.30%	43.45%
SAST 2002-1	3/14/2002	37.03%	32.32%	51.35%	31.59%	44.02%
SAST 2002-2	7/10/2002	14.15%	36.81%	51.72%	34.13%	43.72%
SAST 2002-3	11/8/2002	14.81%	33.0%	52.65%	31.39%	45.12%
SAST 2003-1	3/6/2003	59.40%	30.08%	56.22%	28.05%	46.60%
SAST 2003-2	5/29/2003	57.73%	32.01%	59.97%	28.44%	47.53%
SAST 2003-3	9/16/2003	51.60%	30.59%	54.33%	24.49%	44.19%
SAST 2004-1	2/19/2004	57.64%	29.80%	45.96%	25.35%	39.91%
SAST 2004-2	7/27/2004	63.00%	25.99%	41.89%	22.81%	37.58%
SAST 2004-3	10/27/2004	58.56%	21.63%	37.56%	19.21%	35.58%
SAST 2005-1	1/25/2005	61.53%	—	—	16.78%	33.40%
SAST 2005-2	6/07/2005	58.70%	—	—	13.44%	31.24%
SAST 2005-3	9/29/2005	56.23%	—	—	8.87%	22.95%
SAST 2005-4	12/21/2005	58.65%	—	—	—	—

Interest Expense. Interest expense increased $36.1 million, or 59%, to $97.6 million for the three months ended June 30, 2006 from $61.5 million for the three months ended June 30, 2005. Interest expense increased $66.8 million, or 57%, to $183.3 million for the six months ended June 30, 2006 from $116.5 million for the six months ended June 30, 2005. The table below presents the total change in interest expense for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, and the amount of the total change that was attributable to increasing interest rates and an increase in our outstanding debt. Our interest expense increased $26.2 million and $52.1 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 as a result of higher interest rates on our interest-bearing liabilities and increased $9.9 million and $14.7 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due to an increase in our borrowings.

Rate/Volume Table For the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005			Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$24,843	$2,719	$27,562	$49,668	$4,654	$54,322
Warehouse and repurchase financing:
Lines of credit	(251)	(107)	(358)	(649)	92	(557)
Repurchase agreements	1,596	3,888	5,484	3,104	6,334	9,438
Senior notes	—	2,920	2,920	—	2,920	2,920
Other	—	473	473	—	734	734
Total	$26,188	$9,893	$36,081	$52,123	$14,734	$66,857

As seen in the table below, our average balance of borrowings increased $0.7 billion, or 11%, to $6.8 billion for the three months ended June 30, 2006 from $6.1 billion for the three months ended June 30, 2005 and increased $0.6 billion, or 10%, to $6.7 billion for the six months ended June 30, 2006 from $6.1 billion for the six months ended June 30, 2005 as a result of the growth in our mortgage loan portfolio. Compensating balance credits increased $1.1 million, or 122%, to $2.0 million for the three months ended June 30, 2006 from $0.9 million for the three months ended June 30, 2005 and increased $2.7 million, or 208%, to $4.0 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005 as a result of increases in the underlying escrow balances and an increase in the LIBOR index rate, both of which served to increase the compensating balance credits. Additionally, our yield adjustments increased $1.9 million, or 475%, to $2.3 million amortization for the three months ended June 30, 2006 from $0.4 million amortization for the three months ended June 30, 2005 and increased $6.8 million, or 378%, to $5.0 million amortization for the six months ended June 30, 2006 from $1.8 million accretion for the six months ended June 30, 2005. This increase was due primarily to a decrease of $7.4 million in the accretion of bond premium on the interest only classes of some of our bonds, offset by a $0.3 million decrease in our amortization of bond issuance costs and a $0.3 million decrease in our amortization of bond discount on other classes of our bonds.

Interest Expense Yield Analysis For the Three and Six Months Ended June 30, 2006 and For the Three and Six Months Ended June 30, 2005

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing - loans	$158,895	$2,496	6.21%	$190,034	$1,880	3.91%
Less compensating balance credits (1)	—	(1,900)	(4.73)%	—	(865)	(1.80%)
Net warehouse financing	$158,895	$596	1.48%	$190,034	$1,015	2.11%

Warehouse financing - servicing rights	$9,419	$165	6.93%	—	—	—
Less compensating balance credits (1)	—	(104)	(4.35)%	—	—	—
Net warehouse financing - servicing rights	$9,419	$61	2.58%	—	—	—

Repurchase agreements	552,391	7,834	5.61%	248,761	2,350	3.74%

Securitization financing:
Gross	$5,945,840	$82,236	5.53%	$5,685,408	$56,608	3.98%
Add amortization of yield adjustments (2)	—	2,339	0.16%	—	405	0.03%
Net securitization financing:	$5,945,840	$84,575	5.69%	$5,685,408	$57,013	4.01%

Senior notes:
Gross	$95,000	$2,850	12.00%	—	—	—
Add amortization of yield adjustments (2)	—	70	0.30%	—	—	—
Net senior notes	$95,000	$2,920	12.30%	—	—	—

Other expenses	—	1,582	—	—	1,109	—
Total interest-bearing liabilities	$6,761,545	$97,568	5.77%	$6,124,203	$61,487	4.02%

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing - loans	$180,054	$5,337	5.90%	$181,063	$3,496	3.84%
Less compensating balance credits (1)	—	(3,826)	(4.23)%	—	(1,315)	(1.44)%
Net warehouse financing	$180,054	$1,511	1.67%	$181,063	$2,181	2.40%

Warehouse financing - servicing rights	$8,947	$302	6.72%	—	—	—
Less compensating balance credits (1)	—	(189)	(4.21)%	—	—	—
Net warehouse financing - servicing rights	$8,947	$113	2.51%	—	—	—

Repurchase agreements	$492,297	$13,537	5.47%	$231,428	$4,099	3.52%

Securitization financing:
Gross	$5,952,874	$157,412	5.29%	$5,715,750	109,922	3.85%
Add(subtract) net amortization (accretion) of yield adjustments (2)	—	5,004	0.17%	—	(1,828)	(0.06)%
Net securitization financing:	$5,952,874	$162,416	5.46%	$5,715,750	$108,094	3.79%

Senior notes:
Gross	$47,500	$2,850	12.00%	—	—	—
Add amortization of yield adjustments (2)	—	70	0.30%	—	—	—
Net senior notes	$47,500	$2,920	12.30%	—	—	—

Other expenses	—	2,838	—	—	2,104	—
Total interest-bearing liabilities	$6,681,672	$183,335	5.49%	$6,128,241	$116,478	3.80%
_____________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our bonds and senior notes.

Net Interest Margin. Our net interest margin decreased to 1.6% for the three months ended June 30, 2006 from 3.3% for the three months ended June 30, 2005. Our net interest margin decreased to 1.9% for the six months ended June 30, 2006 from 3.5% for the six months ended June 30, 2005. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase of 201 basis points in one-month LIBOR from the second quarter of 2005 to the second quarter of 2006. At the same time, competitive pricing pressures were constraining us from charging higher interest rates on our mortgage loan production. We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the impact of such changes on derivative instruments is reflected in derivative gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues. Therefore, we expect, based on the current interest rate environment, that our derivatives will positively impact our net revenues throughout the remainder of 2006.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $4.0 million, or 43%, to $13.4 million for the three months ended June 30, 2006 from $9.4 million for the three months ended June 30, 2005. Provision for mortgage loan losses increased $2.3 million, or 20%, to $14.0 million for the six months ended June 30, 2006 from $11.7 million for the six months ended June 30, 2005. Total delinquencies, bankruptcies, and foreclosures for the second quarter of 2006 were 17% higher at $784.2 million than total delinquencies, bankruptcies, and foreclosures for the second quarter of 2005 at $669.6 million. Total delinquencies, bankruptcies, and foreclosures as a percentage of our owned portfolio were 12% as of June 30, 2006 while total delinquencies, bankruptcies, and foreclosures as a percentage of our owned portfolio were 11% as of June 30, 2005.

We saw an overall increase in delinquency rates and loan loss experience in our owned servicing portfolio as of June 30, 2006 compared to delinquency rates and loan loss experience in our owned servicing portfolio as of June 30, 2005. This rise in delinquency levels in our owned servicing portfolio was due primarily to the seasoning of our assets. We saw an increase in loss severities in the second quarter 2006 from the second quarter of 2005 primarily as a result of the flattening in the housing market causing an increase in the severity of losses on liquidated properties.

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

Delinquency and Loss Experience Of Our Owned Portfolio

	June 30,
	2006	2005
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,699,633	$6,104,889
Delinquency (at period end):
30-59 days:
Principal balance	$370,309	$307,766
Delinquency percentage	5.53%	5.04%
60-89 days:
Principal balance	$92,635	$83,148
Delinquency percentage	1.38%	1.36%
90 days or more:
Principal balance	$72,494	$46,542
Delinquency percentage	1.08%	0.76%
Bankruptcies (1):
Principal balance	$121,559	$126,391
Delinquency percentage	1.81%	2.07%
Foreclosures:
Principal balance	$127,185	$105,782
Delinquency percentage	1.90%	1.73%
Real estate owned (2):
Principal balance	$53,234	$41,972
Delinquency percentage	0.79%	0.69%
Total seriously delinquent including real estate owned (3) (4)	$435,268	$367,013
Total seriously delinquent including real estate owned (3) (4)	6.50%	6.01%
Total seriously delinquent excluding real estate owned (4)	$382,033	$325,041
Total seriously delinquent excluding real estate owned (4)	5.70%	5.32%
Securitization net losses on liquidated loans - quarter ended	$11,578	$13,074
Percentage of securitization net losses on liquidated loans (5)	0.69%	0.86%
Loss severity on liquidated loans for the quarter (6)	41.69%	37.18%
Charge-offs - quarter ended(7)	$11,529	$8,861
Percentage of charge-offs (5)	0.69%	0.58%
________________

(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio as of June 30, 2006 and 2005 are $23.8 million and $29.7 million, respectively.

(2)
When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to REO at net realizable value and periodically evaluated for additional impairments. Net realizable value is defined as the property’s fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred; and therefore, are not included as part of our allowance for loan losses and past due interest.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(4)
Total seriously delinquent including REO using the OTS method would be $336.6 million, or 5.02% as of June 30, 2006, and $283.4 million, or 4.64%, as of June 30, 2005. Total seriously delinquent excluding REO using the OTS method would be $283.3 million, or 4.23% as of June 30, 2006 and $241.5 million, or 3.96% as of June 30, 2005.

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

(7)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of securitization net losses on liquidated loans to charge-offs below.

Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Securitization net losses on liquidated loans	$11,578	$13,074
Loan transfers to real estate owned	9,696	8,432
Realized losses on real estate owned	(8,932)	(10,581)
Timing differences between liquidation and claims processing	(262)	(338)
Interest not advanced on warehouse loans	(68)	(220)
Other	(483)	(1,506)
Charge-offs (1)	$11,529	$8,861
_______________
_
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $3.2 million, or 19%, to $20.4 million for the three months ended June 30, 2006 from $17.2 million for the three months ended June 30, 2005. Servicing income, net of amortization and impairment, increased $9.3 million, or 30%, to $40.1 million for the six months ended June 30, 2006 from $30.8 million for the six months ended June 30, 2005. The increase in gross servicing income was primarily the result of the acquisition of additional third-party servicing rights as well as a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees. As our total servicing portfolio grew and LIBOR increased during the second quarter of 2006 as compared to the second quarter of 2005, interest earned on the associated escrow balances increased $4.5 million, or 115%, to $8.4 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005 and increased $8.6 million, or 132%, to $15.1 million for the six months ended June 30, 2006 from $6.5 million for the six months ended June 30, 2005. These increases were offset by an increase of $4.0 million and $10.0 million of amortization and impairment expense of MSRs for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. The increase in amortization and impairment expenses was due to increased prepayment speeds on certain aged third-party servicing portfolios during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as well as growth in our servicing portfolio. Servicing income was also negatively affected during the second quarter of 2006 as a result of the $1.4 million accrual to reimburse a sponsor of a securitized mortgage loan pool that we service in our third-party servicing business for funds representing prepayment penalties that we had waived or reimbursed to borrowers. These prepayment penalties related to loans made by a lender that claimed to be entitled to federal preemption of state restrictions on prepayment penalties.

We expect our servicing income, net of amortization and impairment, to increase as we grow our third-party servicing portfolio. To the extent prepayment speeds on mortgage loans in our servicing portfolio decline in the future, as anticipated; we would also anticipate a decline in our amortization and impairment expense assuming a constant level in our mortgage loan servicing portfolio. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Variance	2006	2005	Variance
	($ in thousands)			($ in thousands)
Average third-party servicing portfolio	$19,508,933	$18,174,942	7%	$19,729,152	$16,326,701	21%
Average owned portfolio	$6,421,709	$6,008,245	7%	$6,386,405	$5,983,996	7%
Average total servicing portfolio	$25,930,642	$24,183,187	7%	$26,115,557	$22,310,697	17%
Gross servicing income	$35,673	$28,484	25%	$72,035	$52,742	37%
Amortization and impairment	$15,243	$11,261	35%	$31,965	$21,953	46%

Servicing fees - third-party portfolio (1)(2)	50	52		50	53
Amortization and impairment- third-party portfolio(1)	32	25		33	27
Other servicing income - total servicing portfolio(1)(3)	17	8		17	8
Servicing income - total servicing portfolio(1)	55	47		55	47
___________

(1)	In basis points.
(2)	Includes master servicing fees.
(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third-party portfolio as well as the owned portfolio.

Derivative gains (losses). Derivative gains increased $29.8 million, or 197%, to $14.7 million for the three months ended June 30, 2006 from a loss of $(15.1) million for the three months ended June 30, 2005. Derivative gains increased $19.2 million, or 310%, to $25.4 million for the six months ended June 30, 2006 from $6.2 million for the six months ended June 30, 2005. This increase was primarily due to an increase of $17.1 million in the fair value of our derivative instruments as well as a $2.2 million increase in cash settlements. These two components increased primarily as a result of an increase in the notional amount of derivative instruments held during the first six months of 2006 compared to the first six months of 2005 as well as increases in the 2/3 year swap curve and six-month LIBOR curve, both of which positively impacted the fair value of our derivatives.

We expect that accounting for the derivative instruments as undesignated derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the derivative instruments will result in changes in the fair value of the derivatives being recorded in our consolidated statements of operations.

(Loss) gain on sale of assets. (Loss) gain on sale of assets decreased $1.0 million, or 14%, to a loss of $(0.3) million for the three months ended June 30, 2006 from a gain of $0.7 million for the three months ended June 30, 2005. (Loss) gain on sale of assets decreased $4.2 million, or 175%, to a loss of $(1.8) million for the six months ended June 30, 2006 from a gain of $2.4 million for the six months ended June 30, 2005. This decrease was primarily due to repurchases of $1.8 million of loans previously sold due to early payment default as well as the sale of $32.0 million in principal balances of second lien mortgage loans, which resulted in additional losses of $1.0 million.

Operating expenses

During the first six months of 2006, we made significant progress in reducing our operating expenses and increasing our efficiencies due to management’s continued focus in this area. Total operating expenses increased slightly by $1.8 million, or 5%, to $34.9 million for the three months ended June 30, 2006 from $33.1 million for the three months ended June 30, 2005 but decreased $4.6 million, or 6%, to $69.4 million for the six months ended June 30, 2006 from $74.0 million for the six months ended June 30, 2005.

Payroll and Related Expenses. Payroll and related expenses increased $1.3 million, or 8%, to $17.6 million for the three months ended June 30, 2006 from $16.3 million for the three months ended June 30, 2005. Payroll and related expenses decreased $2.7 million, or 7%, to $35.3 million for the six months ended June 30, 2006 from $38.0 million for the six months ended June 30, 2005. Specifically:

•
Salary and overtime expense and associated payroll taxes and benefits decreased $0.6 million, or 4%, to $15.6 million for the three months ended June 30, 2006 from $16.2 million for the three months ended June 30, 2005, and decreased $2.3 million, or 7%, to $31.5 million for the six months ended June 30, 2006 from $33.8 million for the six months ended June 30, 2005. These decreases were primarily due to a 10% decline in average headcount from 1,242 employees for the period ended June 30, 2005 to 1,118 employees for the period ended June 30, 2006.

•
Bonus expense increased $0.6 million, or 60%, to $1.6 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. This increase was the result of a $1.4 million reduction in bonus expense made during the second quarter of 2005 after it was determined that we were not on track to meet some of our 2005 bonus objectives. Bonus expense decreased $0.4 million, or 11%, to $3.4 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. The decrease during the first six months of 2006 was primarily due to our decline in headcount and our revised bonus structure.

•
Commission expense increased $0.1 million, or 2%, to $4.9 million for the three months ended June 30, 2006 from $4.8 million for the three months ended June 30, 2005, and decreased $1.8 million, or 17%, to $8.8 million for the six months ended June 30, 2006 from $10.6 million for the six months ended June 30, 2005. The significant decrease during the six months of 2006 was primarily due to revisions to our commission plan structure, offset by increased mortgage loan production.

•
Severance expense decreased $0.2 million, or 95%, to $11.2 thousand for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005, and decreased $0.5 million, or 83%, to $0.1 million for the six months ended June 30, 2006 from $0.6 million for the six months ended June 30, 2005.

•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $1.5 million, or 21%, to $5.5 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005, and decreased $2.5 million, or 19%, to $10.4 million for the six months ended June 30, 2006 from $12.9 million for the six months ended June 30, 2005. These decreases were primarily due to significant decreases in our operating expenses that can be deferred as it now costs us less to produce mortgage loans, and as a result, there are fewer expenses to defer.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 5%, to $14.6 million for the three months ended June 30, 2006, from $15.3 million for the three months ended June 30, 2005, and decreased $3.4 million, or 11%, to $28.0 million for the six months ended June 30, 2006 from $31.4 for the six months ended June 30, 2005. These decreases were primarily due to our continued efforts to reduce our operating expenses.

The decrease in general and administrative expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 consisted of:

•	a $0.6 million decrease in consulting fees;
•	a $0.5 million decrease in credit report and appraisal fee expenses primarily due to our policy change to begin collecting these amounts from the borrowers;
•	a $0.5 million decrease in employee relations / training expense and travel / entertainment expense; and
•	a $0.3 million decrease in temporary office assistance expense and advertising expense.

These decreases were partially offset by a $0.4 million increase in legal and accounting fees, a $0.4 million decrease in our deferred loan origination costs, and a $0.3 million increase in lease equipment expense.

The decrease in general and administrative expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 consisted of:

•	a $1.7 million decrease in advertising expense because we had fewer retail branches during the six months ended June 30, 2006;
•	a $1.0 million decrease in consulting fees;
•	a $0.9 million decrease in credit report and appraisal fee expenses primarily due to our policy change to begin collecting these amounts from the borrowers;
•	a $0.5 million decrease in temporary office assistance expense;
•	a $1.2 million decrease in employee relations / training expense, travel / entertainment expense, and conference expense;
•	a $0.3 million decrease in investor relations expense due to additional expenses incurred in 2005 related to our listing on the NYSE; and
•	a $0.4 million decrease in dues and subscription expense and insurance expense.

These decreases were partially offset by a $0.5 million increase in litigation expenses, a $0.5 million increase in accounting fees relating to the restatement of our financial statements, a $0.8 million decrease in our deferred loan origination costs, and a $0.7 million increase in lease equipment expense.

Income Tax Expense. We recorded a $4.4 million tax expense during the three months ended June 30, 2006, and a $7.3 million tax expense during the six months ended June 30, 2006.  The primary drivers of this expense include 1) the impact of intercompany activity between the taxable REIT subsidiaries and the qualified REIT subsidiaries, 2) the provision for taxes on the income earned in our taxable REIT subsidiaries, and 3) a write down of our deferred tax assets of approximately $2.5 million due to the enactment of new tax legislation in the state of Texas.

Reconciliation of GAAP Net Income to Estimated REIT Taxable Net Income

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	($ in thousands)
Consolidated GAAP income before taxes	$13,031	$42,342
Estimated tax adjustments:
Plus:
Provision for losses - REIT portfolio	13,410	13,987
Provision for advanced interest - REIT portfolio	2,618	5,183
Elimination of intercompany pre tax net income (loss)	575	—
Miscellaneous	562	1,493
Less:
Taxable REIT subsidiary pre-tax net income (loss)	9,931	10,697
Elimination of intercompany pre-tax net income loss	—	4,333
Hedging income (1)	4,425	7,418
Securitized loan adjustments for tax	5,863	6,850
Estimated Qualified REIT taxable income	$9,977	$33,707
Estimated Qualified REIT taxable income per basic common share	$0.20	$0.67
________________
(1)	Although we have eliminated the use of hedge accounting under SFAS No. 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

The estimated REIT taxable income for the three and six months ended June 30, 2006 set forth in the table above is an estimate only and is subject to change until we file our 2006 REIT federal tax returns.

Business Segment Results

We operate our business through three core business segments: mortgage loan production, portfolio and mortgage loan servicing. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005. See Note 11 to our unaudited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

In our portfolio segment, we use our equity capital and borrowed funds to invest in our mortgage loan portfolio to produce net interest income. We conduct certain mortgage loan table funding activities through our qualified REIT subsidiary in our portfolio segment. We also record servicing expense associated with servicing our mortgage loan portfolio in our portfolio segment. We evaluate the performance of our portfolio segment based on total net revenues and gains. Total net revenues and gains for the portfolio segment increased $13.2 million, or 136%, to $22.9 million for the three months ended June 30, 2006 from $9.7 million for the three months ended June 30, 2005. Total net revenues and gains for the portfolio segment decreased $14.1 million, or 18%, to $64.9 million for the six months ended June 30, 2006 from $79.0 for the six months ended June 30, 2005. The fluctuation in total net revenues and gains was primarily due to the increase in our borrowing costs as well as volatility in derivative gains (losses) during those periods.

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

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $1.6 billion, or 6.5%, to $26.4 billion as of June 30, 2006 from $24.8 billion as of December 31, 2005. As of June 30, 2006, we serviced 121,353 loans with a principal balance of $19.7 billion for third-parties and 44,442 loans with a principal balance of $6.7 billion related to our owned portfolio. As of December 31, 2005, we serviced 119,311 loans with a principal balance of $18.4 billion for third-parties and 43,636 loans with a principal balance of $6.4 billion related to our owned portfolio. The increase during the first six months of 2006 was due primarily to the acquisition of servicing rights related to $5.9 billion of mortgage loans owned by non-affiliated companies a well as the origination and purchase of $1.7 billion of mortgage loans. This increase was partially offset by reductions due to payments totaling $5.8 billion during the six months ended June 30, 2006.

We believe we can continue to grow our mortgage loan servicing portfolio because the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. We believe this has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing, which presents opportunities for us to increase the size of our portfolio of loans serviced for third parties. We anticipate purchasing third-party servicing rights for an additional $1.1 billion of mortgage loans during the third quarter of 2006, none of which have been purchased as of July 31, 2006.

Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced an increase in seriously delinquent accounts for our total servicing portfolio to 7.95% as of June 30, 2006 from 5.46% as of June 30, 2005. In the first six months of 2006, we saw a rise in delinquency levels in our total servicing portfolio due primarily to the aging of the portfolio. Higher delinquencies on our third-party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs and will cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the total mortgage loan portfolio we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	June 30,
	2006	2005
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$26,355,210	$24,730,615
Delinquency (at period end):
30-59 days:
Principal balance	$1,524,292	$1,262,124
Delinquency percentage	5.78%	5.10%
60-89 days:
Principal balance	$438,648	$348,432
Delinquency percentage	1.66%	1.41%
90 days or more:
Principal balance	$383,615	$285,741
Delinquency percentage	1.46%	1.16%
Bankruptcies (2):
Principal balance	$408,298	$358,906
Delinquency percentage	1.55%	1.45%
Foreclosures:
Principal balance	$661,585	$346,306
Delinquency percentage	2.51%	1.40%
Real estate owned:
Principal balance	$305,213	$121,455
Delinquency percentage	1.16%	0.49%
Total seriously delinquent including real estate owned (3)(4)	$2,094,399	$1,351,039
Total seriously delinquent including real estate owned (3)(4)	7.95%	5.46%
Total seriously delinquent excluding real estate owned(3)(4)	$1,789,185	$1,229,584
Total seriously delinquent excluding real estate owned(3)(4)	6.79%	4.97%
Securitization net losses on liquidated loans - quarter ended	$55,465	$27,579
Percentage of securitization net losses on liquidated loans (5)	0.84%	0.45%
Loss severity on liquidated loans for the quarter (6)	38.86%	33.81%
________________
(1)	Includes all loans we service.
(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio as of June 30, 2006 and June 30, 2005 are $79.4 million and $89.6 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(4)
Total seriously delinquent including REO using the OTS method would be $1.6 billion, or 6.22%, as of June 30, 2006 and $1.0 billion, or 4.02%, as of June 30, 2005. Total seriously delinquent excluding REO using the OTS method would be $1.3 billion, or 5.06%, as of June 30, 2006 and $0.9 billion, or 3.53%, as of June 30, 2005.

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

Losses by Year Funded (1) (2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$7,964	1.07%	1.94%	31.31%
1997	$1,769,538	$32,762	1.85%	3.24%	38.89%
1998	$2,084,718	$70,120	3.36%	4.14%	39.65%
1999	$2,381,387	$144,058	6.05%	5.24%	42.08%
2000	$2,078,637	$152,488	7.34%	5.87%	44.48%
2001	$499,879	$46,137	9.23%	4.00%	45.80%
Post-divestiture:
2001	$1,833,357	$190,669	10.40%	4.07%	42.16%
2002	$2,484,074	$323,819	13.04%	1.87%	37.44%
2003	$2,842,942	$615,895	21.66%	0.67%	29.46%
2004	$3,764,628	$1,547,074	41.10%	0.24%	28.39%
2005	$3,349,035	$2,327,606	69.50%	0.04%	23.08%
2006	$1,666,343	$1,337,874	80.29%	—	—
_________________
(1)	Includes loans originated or purchased by our predecessor and us.
(2)	As of June 30, 2006.
(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans. Excludes losses on called loans.
(4)	Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.
(5)	Loss severity amounts are cumulative for each respective funded year. Excludes loss severity amounts on called loans.

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

Mortgage loan production was $920.0 million for the three months ended June 30, 2006, which represents a 17% increase from our production of $787.8 million for the three months ended June 30, 2005. Mortgage loan production was $1.7 billion for the six months ended June 30, 2006, which represents a 6% increase from our production of $1.6 billion for the six months ended June 30, 2005.

Our wholesale mortgage loan production was $436.9 million for the three months ended June 30, 2006, an increase of 16% from the three months ended June 30, 2005. Our wholesale mortgage loan production was $800.6 million for the six months ended June 30, 2006, an increase of 11% from the six months ended June 30, 2005.

Our retail mortgage loan production was $171.8 million for the three months ended June 30, 2006, a decrease of 4% from the three months ended June 30, 2005. Our retail mortgage loan production was $310.3 million for the six months ended June 30, 2006, a decrease of 18% from the six months ended June 30, 2005.

Our correspondent flow mortgage loan production was $191.9 million for the three months ended June 30, 2006, a decrease of 4% from the three months ended June 30, 2005. Our correspondent flow mortgage loan production was $418.0 million for the six months ended June 30, 2006, a decrease of 1% from the six months ended June 30, 2005.
We had no correspondent bulk mortgage loan production for the three months ended June 30, 2006, as compared to $33.2 million of correspondent bulk mortgage loan production for the three months ended June 30, 2005. Our correspondent bulk mortgage loan production was $18.1 million for the six months ended June 30, 2006, a decrease of 75% from the six months ended June 30, 2005.

During the second quarter of 2006, we completed our first conduit mortgage loan purchase of $119.4 million. We apply our conduit bulk purchase process to selected pools of loans from sellers that we consider qualified based on factors that include our assessment of the correspondent seller's financial strength, management, industry experience, and quality of loan underwriting guidelines and procedures. The primary differences between our traditional bulk purchase process and our conduit bulk purchase process are that: (a) pools of loans purchased through the conduit bulk purchase process may be underwritten in accordance with the underwriting guidelines of the seller, not our underwriting guidelines; and (b) pools of loans purchased through the conduit bulk purchase process may be reviewed either by us or by third parties hired by us on a sample basis to determine that the loans were underwritten in accordance with the applicable underwriting guidelines, whereas under our traditional bulk purchase process, we re-underwrite each loan in a pool under our underwriting guidelines. We distinguish loans purchased through our traditional bulk purchase process from loans purchased through our conduit bulk purchase process on our systems, for management reporting purposes as well to ensure that we clearly identify loans purchased through the conduit bulk purchase process in connection with each pool of loans that we pledge, sell, or securitize. Generally, we expect to securitize the loans we purchase through our conduit bulk purchase process separately from the other loans we produce. We intend to continue to engage in conduit bulk purchase transactions only where we believe the net interest income generated by the loans we purchase will offset the potential for higher credit losses and funding costs resulting from our not re-underwriting each loan and where we believe it will provide us with attractive risk-adjusted returns.

Financial Condition

June 30, 2006 Compared to December 31, 2005

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.3 billion, or 5%, to $6.7 billion as of June 30, 2006 from $6.4 billion as of December 31, 2005. This increase was the result of the origination and purchase of $1.7 billion of mortgage loans offset by principal payments of $1.3 billion and loan sales of $77.8 million.

Allowance for Loan Losses. Allowance for loan losses decreased $1.2 million, or 3%, to $35.4 million as of June 30, 2006 from $36.6 million as of December 31, 2005. This decrease was due to a 3% decrease in total delinquencies, bankruptcies, and foreclosures since December 31, 2005.

Mortgage Servicing Rights, Net. Mortgage servicing rights (MSRs), net increased $15.6 million, or 12%, to $145.3 million as of June 30, 2006 from $129.7 million as of December 31, 2005. This increase was primarily due to purchases of $47.5 million of rights to service $5.9 billion of mortgage loans during the six months ended June 30, 2006. The increase in MSRs was partially offset by amortization of servicing rights of $31.1 million during the first six months of 2006, which was higher than the amortization of servicing rights in the first six months of 2005 of $20.5 million due to growth in our servicing portfolio. Also, a temporary impairment of $0.9 million in the first six months of 2006 further offset the increase. The impairment of MSRs was primarily the result of increased prepayment speeds on mortgage loans in certain aged third-party servicing portfolios. We have sought to strategically position ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices.

Servicing Related Advances. Servicing related advances increased $34.8 million, or 19%, to $220.1 million as of June 30, 2006 from $185.3 million as of December 31, 2005. The increase was primarily due to the increase in our third-party servicing balances.

Trustee Receivable. Trustee receivable increased $3.9 million, or 3%, to $139.9 million as of June 30, 2006 from $136.0 million as of December 31, 2005. On each payment date, the trust distributes securitization loan payments to the related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets increased $2.1 million, or 3%, to $70.6 million as of June 30, 2006 from $68.5 million as of December 31, 2005. The increase in other assets was primarily due to an increase in deferred issuance costs of $5.9 million primarily relating to the issuance of our senior notes. This increase was offset by a decrease of $2.7 million in current tax receivable relating to our receipt of tax refunds for prior periods offset by our accrual of current period tax expense. Additionally, there was a decrease of $0.4 million in margin receivables on derivatives.

Warehouse Financing. Warehouse financing, which includes borrowings under our warehouse lines of credit and repurchase agreement facilities, decreased $132.1 million, or 35%, to $246.0 million as of June 30, 2006 from $378.1 million as of December 31, 2005, primarily because we used proceeds from our June issuance of a $984.5 million asset-backed securitization as well as proceeds from our senior notes offering to temporarily pay down our outstanding debt. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations, as a result of the deployment of our senior notes offering proceeds, and in relation to our mortgage loan production volumes.

Securitization Financing. Securitization financing increased $0.2 billion, or 3%, to $6.4 billion as of June 30, 2006 from $6.2 billion as of December 31, 2005. This increase during the first six months of 2006 resulted primarily from the issuances of two asset-backed securitizations totaling $1.5 billion, offset by bond principal payments of $1.3 billion. In general, we expect increases in our securitization financing as we experience increases in mortgage loan production and continue to securitize our mortgage loans.

Senior Notes. Senior notes increased to $150.0 million as of June 30, 2006 as a result of our private offering that closed on May 4, 2006.

Shareholders’ Equity. Shareholders’ equity decreased $13.4 million, or 2%, to $579.7 million as of June 30, 2006 from $593.1 million as of December 31, 2005. The decrease in shareholders’ equity was due primarily to the declaration of $50.9 million in dividends offset by net income of $35.0 million, additional issuances of common stock of $0.5 million, and compensation expense related to restricted stock units of $1.7 million.

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

Liquidity and Capital Resources

Cash increased by $7.3 million for the six months ended June 30, 2006 and decreased $1.9 million for the six months ended June 30, 2005. The overall change in cash consisted of the following:

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash provided by operating activities	$58,263	$76,667
Cash used in investing activities	(252,391)	(448,150)
Cash provided by financing activities	201,419	369,581
Increase (decrease) in cash	$7,291	$(1,902)

Operating Activities. Cash provided by operating activities decreased $18.4 million, or 24%, to $58.3 million for the six months ended June 30, 2006 from $76.7 million for the six months ended June 30, 2005. This change was the result of decreased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes, non-cash changes in the fair value of derivative instruments, and provision for mortgage loan losses. Our earnings are primarily from net interest income, servicing income, and derivative gains, offset by general and administrative expenses, derivative losses and income tax expense. Further details are discussed in “-- Consolidated Results.”

Investing Activities. Cash used in investing activities decreased $195.8 million, or 44%, to $252.4 million for the six months ended June 30, 2006 from $448.2 million for the six months ended June 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including premiums totaled $1.7 billion for the six months ended June 30, 2006. In addition, cash payments of $43.6 million had been made for MSRs purchased during the first six months of 2006. These decreases to cash were partially offset by principal payments received on our mortgage loan portfolio of $1.2 billion and mortgage loan and REO sales to third parties of $77.5 million and $27.3 million, respectively. Capital expenditures during the six months ended June 30, 2006 were $4.1 million and related primarily to computer equipment and leasehold improvements as well as various information technology enhancements.

Restricted cash decreased $141.5 million to $6.0 million at June 30, 2006 from $147.5 million at December 31, 2005 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a SAST trust account and made available once all required mortgage loans have been included in the securitization. During the first six months of 2006, the prefunding settlement for the SAST 2005-4 securitization was closed, decreasing our restricted cash balance.

Financing Activities. Cash provided by financing activities decreased $168.2 million, or 46%, to $201.4 million for the six months ended June 30, 2006 from $369.6 million for the six months ended June 30, 2005. Cash provided by financing activities primarily consisted of $1.5 billion from the securitization of mortgage loans and servicing advances and $150.0 million in proceeds from the issuance of senior notes during the second quarter of 2006, offset by $1.3 billion related to principal payments on securitization financing and $132.2 million in payments on warehouse and repurchase financing facilities. Fluctuations in warehouse, repurchase and securitization financing from period to period can occur due to the timing of securitizations and the related repayment of the warehouse and repurchase financings.

Dividends. During the second quarter of 2006, our Board of Directors declared a regular dividend in the amount of $0.50 per share payable on July 13, 2006 to shareholders of record at July 3, 2006. The regular and special dividends declared in the fourth quarter of 2005, in the aggregate amount of $32.5 million, were paid on January 11, 2006. The regular dividend declared in the first quarter of 2006, in the aggregate amount of $25.4 million, was paid on April 28, 2006. Due to our election to be treated as a REIT, we expect to continue making quarterly distributions to shareholders, the amount and timing of which will be determined by our Board of Directors.

Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default or that would inhibit our ability to fund operations and capital commitments for the next 12 months and beyond.

Working Capital

We would use working capital to fund the cash flow needs of our operations in the event we were unable to generate sufficient cash flows from operations to cover our operating requirements. Under the commonly defined working capital definition, which is current assets less current liabilities, we calculated our working capital as of June 30, 2006 to be $507.0million. Using our definition of working capital, we calculated our working capital as of June 30, 2006 to be $225.4 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - June 30, 2006	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$13,344	$13,344
Trustee receivable	—	139,937
Accrued interest receivable	—	43,055
Current tax payable	—	10,419
Accrued interest payable	—	(10,588)
Other current liabilities	—	(28,047)
Unsecuritized mortgage loans, MSRs, & mortgage bonds - payments less than one year	323,919	463,972
Warehouse financing - payments less than one year	(111,832)	(111,832)
Repurchase financing - payments less than one year	—	(134,147)
Servicing advances	—	220,101
Financed advances - payments less than one year	—	(137,579)
Securitized loans - payments less than one year	—	2,572,989
Securitized financing - payments less than one year	—	(2,534,651)
Total	$225,431	$506,973

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

To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and repurchase agreements. In addition to funding loans prior to securitization, some of our facilities allow us to finance advances that are required by our mortgage servicing contracts, mortgage bonds and mortgage servicing rights.

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

There were several changes to our revolving warehouse and repurchase facilities during the second quarter of 2006.

•	Our $300.0 million Credit Suisse First Boston Mortgage Capital LLC repurchase facility was amended on April 26, 2006, extending the termination date of the facility to April 25, 2007.

•	Our $375.0 million syndicated warehouse facility with JPMorgan Chase Bank was amended effective May 25, 2006, extending the termination date of the facility to August 23, 2006.

•
Our $300.0 million repurchase facility with Bank of America, N.A. was amended effective June 7, 2006, extending the termination date of the facility to July 24, 2006. This repurchase facility was terminated effective July 24, 2006.

•
Our $300.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended effective June 15, 2006. The amendment added $1.0 billion in uncommitted capacity to the existing facility.

In addition, in July 2006, we entered into a new $300.0 million committed repurchase facility with DB Structured Products, Inc. effective July 19, 2006. The facility allows for the financing of mortgage loan purchases or originations as well as mortgage bonds and servicing advances required by our mortgage servicing contracts. The facility terminates on July 18, 2007.

As of June 30, 2006, we had revolving warehouse and repurchase facilities in the amount of $2.8 billion, of which $1.7 billion and $1.1 billion were committed and uncommitted, respectively. The table below summarizes our facilities and their expiration dates as of June 30, 2006. We believe this level of financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Lender	Committed Facility Amount	Uncommitted Facility Amount	Expiration Date
	($ in thousands)
JPMorgan Chase Bank, N.A.	$375,000	$—	August 23, 2006
Greenwich Capital Financial Products, Inc.	300,000	1,000,000	September 28, 2006
Bank of America, N.A.	300,000	—	July 24, 2006
CS First Boston Mortgage Capital, LLC	300,000	—	April 25, 2007
Merrill Lynch Bank USA	400,000	100,000	November 20, 2006
Total	$1,675,000	$1,100,000

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

We had $246.0 million of warehouse and repurchase borrowings collateralized by residential mortgage loans and mortgage bonds outstanding as of June 30, 2006. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $246.0 million we had outstanding as of June 30, 2006, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including, without limitation, tests relating to our tangible net worth and liquidity, leverage requirements and restrictions on guarantees and the granting of liens. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. We do not believe that these existing financial covenants currently restrict our operations or growth. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We were in compliance with all covenants under the agreements as of and for the six months ended June 30, 2006.

Senior Notes

On May 4, 2006, we closed a private offering of $150 million of 12% senior notes due 2014. The notes bear interest at a fixed rate of 12% per annum, commencing on May 4, 2006, and will mature on May 1, 2014. Interest on the notes will be payable on May 1 and November 1 of each year, beginning November 1, 2006. The notes are guaranteed by certain of our subsidiaries (the “Guarantees”). We began using the net proceeds from the sale of the notes for general corporate purposes, principally the acquisition of additional third-party mortgage servicing rights and whole loans in bulk. Initially, we used the net proceeds to temporarily reduce outstanding debt under one or more of our warehouse and repurchase facilities. The notes are general, unsecured, senior obligations and rank senior to all of our future debt that is expressly subordinated in right of payment to the notes.

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

Servicing Advance Facility. As of June 30, 2006 we had $222.6 million of borrowings outstanding and an additional $62.4 million of available borrowing capacity under a facility that allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third-party servicing contracts.

Our servicing advance facility contains two series of notes, the Series 2004-1 Notes and the Series 2005-A Notes. The Series 2004-1 Notes have one remaining class of term notes outstanding with a face value of $55.0 million. The Series 2005-A Notes include a class of term notes with a face value of $85.0 million and a class of variable funding notes with a maximum face value of $145.0 million. The total borrowing capacity of our servicing advance facility is $285.0 million.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the six months ended June 30, 2006.

As of June 30, 2006, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was $6.4 billion.

Off-Balance Sheet Items and Contractual Obligations

Off-Balance Sheet Items

Prior to July 6, 2001, our predecessor sold mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. All such residual interests were retained by Dominion Capital in connection with our July 6, 2001 acquisition of the issued and outstanding shares of capital stock of our predecessor from Dominion Capital. Mortgage loans that were securitized in off-balance sheet transactions by our predecessor from May 1996 to July 5, 2001 were still outstanding with an aggregate unpaid principal balance of $325.0 million as of June 30, 2006. In connection with those loans and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of June 30, 2006 our subsidiaries neither had nor expected to incur any material obligation to remove any loans from any securitizations, or to provide any such indemnification to any party.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. We accrue an estimate for the fair value of those obligations, which includes premium recapture expenses and early payment defaults. Our subsidiaries are also subject to these obligations in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of June 30, 2006 and December 31, 2005, the liability recorded for premium recapture expenses and for obligations to repurchase mortgage loans was $0.4 million and $0.4 million, respectively and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of $445.4 million and $262.6 million as of June 30, 2006 and December 31, 2005, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of June 30, 2006 and December 31, 2005 totaled $61.6 million and $67.5 million, respectively. We have one capital lease for equipment with total future minimum rental payments of $1.8 million as of June 30, 2006.

We are committed to purchasing third-party servicing rights of an additional $1.1 billion unpaid principal balance of third-party mortgage loans during the third quarter of 2006, none of which have been purchased as of July 31, 2006.

Other Matters

Related Party Transactions

On June 16, 2005, we purchased the home of W. Michael Head, our former Vice President and Director of Human Capital, and his wife for $0.5 million, in connection with Mr. Head’s hiring by us and relocation to Richmond, Virginia. We determined the purchase price based on the lower of the price at which the property was listed for sale, and the market value as determined by a licensed appraiser, which determination was approved by senior management at the time. At March 31, 2006, the home was for sale at a listing price of $0.4 million, and was recorded at its net realizable value of $0.4 million on our consolidated balance sheets. On April 28, 2006, we entered into a contract to sell the home for $0.4 million, which sale contract closed on May 16, 2006.

Impact of New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. At this time, management has not yet completed its assessment of the impact of this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We define market risk as the sensitivity of income to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. Firstly, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans, which can negatively impact our future production volume and our projected income. Secondly, increases or decreases in interest rates can cause changes in net interest income on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our future earnings. We refer to this second type of risk as our “managed interest rate risk”. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

Maturity and Repricing Information

As shown in the tables below, there was a slight increase in our derivative activity at June 30, 2006 compared to December 31, 2005 due to additional existing and forecasted debt and the belief that interest rates will continue to increase in the near future. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,141,000	$18,167	—	—	—	—
Weighted average rate	3.90	3.25	—	—	—	—
Caps sold - notional:	$1,141,000	$18,167	—	—	—	—
Weighted average rate	4.70	5.00	—	—	—	—
Futures sold - notional:	$152,000	$303,250	$352,250	$42,500	$20,000	$4,231
Weighted average rate	5.35	5.08	4.87	5.43	5.54	5.69
Swaps bought - notional:	$986,269	$1,607,580	$488,712	$187,501	$32,192	—
Weighted average rate	5.27	4.86	5.28	5.28	5.31	—
Puts bought - notional:	$2,500,000	$875,000	—	—	—	—
Weighted average rate	5.55	5.75	—	—	—	—
Puts sold - notional:	—	$500,000	$875,000	—	—	—
Weighted average rate	—	6.25	6.50	—	—	—
Total notional activity:	$5,920,269	$3,322,164	$1,715,962	$230,001	$52,192	$4,231

	As of December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,186,583	$18,167	—	—	—	—
Weighted average rate	3.86%	3.25%	—	—	—	—
Caps sold - notional:	1,186,583	18,167	—	—	—	—
Weighted average rate	4.69%	5.00%	—	—	—	—
Futures bought - notional:	30,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Futures sold - notional:	118,750	293,750	103,750	—	—	—
Weighted average rate	4.49%	4.38%	4.49%	—	—	—
Swaps bought - notional:	—	600,000	—	—	—	—
Weighted average rate	—	4.17%	—	—	—	—
Puts bought - notional:	4,487,500	—	—	—	—	—
Weighted average rate	5.22%	—	—	—	—	—
Puts sold - notional:	58,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Total notional activity:	$7,067,916	$930,084	$103,750	$—	$—	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over the term of the liabilities. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of June 30, 2006 and the four scenarios that we used as of December 31, 2005. The change in values represented under each of the scenarios depicts value improvements, or declines, relative to the rate scenario depicted by the forward curve. If the forward curve at the end of the period depicts two potential rate increases by the FRB and the scenario only depicts one increase, the cost in forward liabilities may actually decline while interest rates are going up. The change from June 30, 2006 to December 31, 2005 represents our change in forecasted transactions, changes in forward rates during the period, and assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	June 30, 2006				December 31, 2005
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
(in thousands)
Change in interest expense	$42,853	$10,486	$(10,044)	$(35,827)	$22,620	$(1,170)	$(25,519)	$12,665
Impact from derivative instruments:
Futures	(3,484)	(1,090)	218	4,951	(2,292)	(990)	1,655	(165)
Swaps	(16,803)	(4,072)	3,286	13,773	(2,740)	(1,084)	2,064	(203)
Puts	(3,659)	(98)	1,464	(1,405)	(661)	265	428	(1,699)
Caps	(7)	(9)	10	(9)	(1,117)	949	1,036	(990)
Total impact from derivative instruments	$(23,953)	$(5,269)	$4,978	$17,310	$(6,810)	$(860)	$5,183	$(3,057)
Net change	$18,900	$5,217	$(5,066)	$(18,517)	$15,810	$(2,030)	$(20,336)	$9,608

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show liability costs and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB with the assumption that the economy is growing at a pace inconsistent with the FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assumed a hypothetical interest rate increase of 75 basis points over a five-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of June 30, 2006, we estimated that our interest expense would increase by $42.9 million. However, we estimated that this amount would be partially offset by the impact of our derivative instruments of $24.0 million. The net effect of this scenario would be a potential decrease of $18.9 million in our net revenues. At December 31, 2005, assuming a hypothetical interest rate increase of 75 basis points over a five-month period, we estimated at that time that our net revenues would decrease by $15.8 million.

Scenario 2 - In this scenario we assumed a slightly less severe hypothetical rise in interest rates compared to Scenario 1. Under this scenario, we assumed that interest rates have the potential to rise 25 basis points over a three-month period. Making these assumptions as of June 30, 2006, we estimated that our interest expense would increase by $10.5 million offset by the impact of our derivative instruments of $5.3 million, for a net decrease of $5.2 million in our net revenues. At December 31, 2005, assuming interest rates had the potential to rise 50 basis points over a three-month period, we estimated at that time that our net revenues would decrease by $2.0 million.

Scenario 3 - In this scenario we assumed relatively stable hypothetical short-term rates. This scenario assumed that the FRB pauses its increasing rate scenario to assess the lagging impact of previous rate increases on the domestic and global economy. Given these assumptions as of June 30, 2006, we estimated that our interest expense would decrease by $10.0 million. However, we estimated that this amount would be partially offset by the impact of our derivative instruments of $4.9 million. The net effect of this scenario would be a potential increase of $5.1 million in our net revenues. As of December 31, 2005, assuming interest rates remained relatively stable, we estimated at that time that our net revenues would decline by $20.3 million.

Scenario 4 -This scenario assumed that the FRB continues to increase rates in an effort to avert continued growth in inflation by increasing rates 50 basis points over the next five months. The scenario further assumed that, by the fourth quarter of 2006, signs of a slowing economy alert the FRB that it increased rates too dramatically and, as a result, the FRB lowers rates 125 basis points over the following nine months. Given these assumptions, at June 30, 2006, we estimated that our interest expense would decrease by $35.8 million, which would be partially offset by the impact of derivative instruments of $17.3 million, for a total potential increase in net revenues of $18.5 million. At December 31, 2005, assuming interest rates increased 125 basis points over an eight-month period, and then decreased 100 basis points over the following six months, we estimated at that time that our net revenues would increase by $9.6 million.

The hypothetical yield curve data for each scenario at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
July-06	5.44	5.51	5.51	5.39	5.52
Sep-06	5.58	5.90	5.65	5.39	5.65
Dec-06	5.60	6.15	5.65	5.40	5.66
Mar-07	5.56	6.16	5.66	5.40	5.43
Jun-07	5.51	6.17	5.67	5.41	4.81
Sep-07	5.47	6.18	5.68	5.41	4.44
Dec-07	5.46	6.19	5.69	5.42	4.33
Mar-08	5.45	6.19	5.69	5.42	4.44
Jun-08	5.47	6.20	5.70	5.43	4.45
Sept-08	5.49	6.21	5.71	5.43	4.47
Dec-08	5.53	6.22	5.72	5.44	4.48
Mar-09	5.54	6.23	5.73	5.44	4.49
Jun-09	5.57	6.24	5.74	5.45	4.50
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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management to allow timely decisions regarding disclosure required to be included in the periodic reports we are required to file and submit to the Securities and Exchange Commission under the Exchange Act.

Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting, except for the successful completion of our first conduit bulk purchase. These controls have been tested and are operating effectively. Changes to internal controls over financial reporting related to implementing the conduit bulk purchase program were limited to the addition of key controls inherent in that process.

PART II

Item 1. Legal Proceedings

Because we are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. With respect to each matter in which class action status has been asserted, in the event class action status is certified, if there is an adverse outcome or we do not otherwise prevail in each of the following matters, we could suffer material losses, although we intend to vigorously defend each of these lawsuits. The following is a summary of litigation matters that could be significant. Unless otherwise noted, we cannot predict the outcome of these matters. Accordingly, no amounts have been accrued in our accompanying consolidated financial statements, except as noted below.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, we are not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. Our subsidiary, Saxon Mortgage Services, is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and a law firm hired by a number of defendants, including our subsidiary, Saxon Mortgage Services, to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. There were no significant developments in this matter during the quarter ended June 30, 2006.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by our subsidiary, America’s MoneyLine, Inc. The parties reached a settlement, pending court approval and entry into a mutually acceptable settlement agreement, on June 19, 2006, pursuant to which we would pay an aggregate amount of approximately $0.5 million and incur approximately $10 thousand in settlement administration costs in exchange for a release of claims. We accrued $0.5 million in June 2006 based on these developments.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action on behalf of themselves and similarly situated Ohio borrowers, alleging that our subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. During the second quarter of 2006, the court granted our motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. Our subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that our subsidiary Saxon Mortgage Services, Inc. and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this matter during the quarter ended June 30, 2006.

We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 1A. Risk Factors

The significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results or cash flows are set forth under “Part I - Item 1A. “Risk Factors” in our 2005 Form 10-K and under “Part II - Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the period ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 13, 2006, we held our annual shareholders’ meeting. There were 50,054,212 shares of common stock outstanding and entitled to vote, and a total of 47,652,955 (95%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders at the annual meeting:

1.	Proposal to elect six directors for one-year terms.

NAME	FOR	WITHHELD
Richard A. Kraemer	47,081,880	571,075
Louis C. Fornetti	47,174,105	478,850
Anastasia D. Kelly	47,002,864	650,091
Michael L. Sawyer	47,083,843	569,112
Thomas J. Wageman	46,925,613	727,342
David D. Wesselink	46,927,440	725,515

2.	Ratification of the appointment by the Audit Committee of Deloitte & Touche LLP, as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
47,211,653	416,279	25,023	—

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of August 8, 2006, among Saxon Capital, Inc., Morgan Stanley Mortgage Capital Inc. and Angle Merger Subsidiary Corporation.

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.

3.2	Amended and Restated Bylaws of Saxon Capital, Inc.

4.1	Form of Common Stock Certificate of Saxon Capital, Inc.

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

10.1
Pooling and Servicing Agreement, dated as of May 1, 2006, among Deutsche Bank National Trust Company, as trustee, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer and Saxon Mortgage Services, Inc., as servicer.

12.1	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

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

SAXON CAPITAL, INC.

Dated: August 9, 2006	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: August 9, 2006	By: /s/ Robert B. Eastep
Name: Robert B. Eastep
Title: Chief Financial Officer (principal
financial officer)

EXHIBIT INDEX

    Exhibit No.     Description

2.1
Agreement and Plan of Merger, dated as of August 8, 2006, among Saxon Capital, Inc., Morgan Stanley Mortgage Capital Inc. and Angle Merger Subsidiary Corporation. (Incorporated herein by reference to our Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2006.)

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

10.1
Pooling and Servicing Agreement, dated as of May 1, 2006, among Deutsche Bank National Trust Company, as trustee, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer and Saxon Mortgage Services, Inc., as servicer (incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

12.1	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.