Form 10-Q
period 2006-11-03
SAXON CAPITAL INC
filed 2006-11-03
CIK 1279493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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

As of October 31, 2006 there were 50,096,970 shares of our common stock, par value $0.01 per share, outstanding.

i

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005
Assets:
Cash	$13,027	$6,053
Trustee receivable	139,528	135,957
Restricted cash	6,092	147,473
Accrued interest receivable, net of allowance for past due interest of $15,942 and $16,086 respectively	47,025	38,182

Mortgage loan portfolio	6,830,880	6,444,872
Allowance for loan losses	(37,853)	(36,639)
Net mortgage loan portfolio	6,793,027	6,408,233

Servicing related advances	234,895	185,297
Mortgage servicing rights, net	149,158	129,742
Real estate owned	43,108	38,933
Derivative assets	17,084	19,954
Deferred tax asset	68,640	53,724
Other assets, net	73,113	68,530
Total assets	$7,584,697	$7,232,078
Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$16,939	$8,357
Dividends payable	—	32,539
Warehouse financing	1,090,613	378,144
Securitization financing	5,716,375	6,182,389
Derivative liabilities	15,793	8,589
Senior notes	150,000	—
Other liabilities	40,572	28,925
Total liabilities	7,030,292	6,638,943
Commitments and contingencies - Note 10
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 50,096,970 and 50,001,909 as of September 30, 2006 and December 31, 2005, respectively	501	500
Additional paid-in capital	637,401	634,023
Accumulated other comprehensive loss, net of income tax of $(11) and $(16), respectively	(253)	(355)
Accumulated deficit	(83,244)	(41,033)
Total shareholders’ equity	554,405	593,135

Total liabilities and shareholders’ equity	$7,584,697	$7,232,078
The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues and Gains:
Interest income	$126,903	$116,101	$372,297	$339,600
Interest expense	(108,932)	(68,807)	(292,267)	(185,285)
Net interest income	17,971	47,294	80,030	154,315
Provision for mortgage loan losses	(15,065)	(19,092)	(29,052)	(30,828)
Net interest income after provision for mortgage loan losses	2,906	28,202	50,978	123,487
Servicing income, net of amortization and impairment	17,891	19,063	57,961	49,853
Derivative (losses) gains	(19,913)	19,890	5,458	26,040
(Loss) gain on sale of mortgage assets	(832)	44	(2,600)	2,451
Total net revenues and gains	52	67,199	111,797	201,831
Expenses:
Payroll and related expenses	18,281	21,324	53,608	59,330
General and administrative expenses	16,613	16,918	44,605	48,277
Depreciation	1,724	1,558	5,252	4,401
Other expense, net	2,927	1,286	5,483	3,127
Total operating expenses	39,545	41,086	108,948	115,135
(Loss) income before taxes	(39,493)	26,113	2,849	86,696
Income tax benefit	(13,086)	(5,796)	(5,789)	(6,179)
(Loss) income before cumulative effect of change in accounting principle	(26,407)	31,909	8,638	92,875
Cumulative effect of change in accounting principle	—	—	—	31
Net (loss) income	$(26,407)	$31,909	$8,638	$92,906
(Loss) earnings per common share:
Weighted average common shares - basic	50,080	49,942	50,050	49,892
Weighted average common shares - diluted	50,080	50,945	51,047	50,753
Basic (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.53)	$0.64	$0.17	$1.86
Cumulative effect of change in accounting principle	—	—	—	—
Basic (loss) earnings per common share	$(0.53)	$0.64	$0.17	$1.86
Diluted (loss) earnings per common shares before cumulative effect of change in accounting principle	$(0.53)	$0.63	$0.17	$1.83
Cumulative effect of change in accounting principle	—	—	—	—
Diluted (loss) earnings per common share	$(0.53)	$0.63	$0.17	$1.83
Dividends declared per common share	—	$0.55	$1.00	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2006 and 2005
(in thousands, except share and per share amounts)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2006	50,001,909	$500	$634,023	$(355)	$(41,033)	$593,135
Issuance of common stock	95,061	1	742	—	—	743
Refund of costs associated with issuance of common stock	—	—	60	—	—	60
Shared-based compensation expense	—	—	2,529	—	—	2,529
Share-based compensation tax benefit	—	—	47	—	—	47
Dividends declared ($1.00 per common share)	—	—	—	—	(50,849)	(50,849)
Comprehensive income:
Net income	—	—	—	—	8,638
Mortgage bonds:
Change in unrealized loss	—	—	—	98	—
Reclassification adjustment	—	—	—	8	—
Tax effect	—	—	—	(4)	—
Total comprehensive income	—	—	—	102	8,638	8,740

Balance as of September 30, 2006	50,096,970	$501	$637,401	$(253)	$(83,244)	$554,405

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of January 1, 2005	49,849,386	$498	$625,123	$(474)	$(38,074)	$587,073
Issuance of common stock	130,749	2	2,013	—	—	2,015
Shared-based compensation expense	—	1	2,061	—	—	2,062
Share-based compensation tax benefit	—	—	3,536	—	—	3,536
Cumulative effect of change in accounting principle	—	—	(31)	—	—	(31)
Dividends declared ($1.10 per share)	—	—	—	—	(55,754)	(55,754)
Comprehensive income: Net income	—	—	—	—	92,906
Mortgage bonds:
Change in unrealized loss	—	—	—	(161)	—
Reclassification adjustment	—	—	—	346	—
Tax effect	—	—	—	(8)	—
Total comprehensive income	—	—	—	177	92,906	93,083
Balance as of September 30, 2005	49,980,135	$501	$632,702	$(297)	$(922)	$631,984

The accompanying notes are an integral part of these consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$8,638	$92,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,240	55,259
Deferred income tax benefit	(14,916)	(26,912)
Impairment of assets	9,026	7,560
Non cash change in fair value of derivative instruments	4,867	(6,975)
Loss (gain) on sale of assets	2,600	(2,451)
Provision for mortgage loan losses	29,052	30,828
Provision for past due interest	11,721	9,719
Compensation expense for share-based compensation plans	2,529	2,061
Cumulative effect of change in accounting principle	—	(31)
Increase in servicing related advances	(49,598)	(42,451)
Increase in accrued interest receivable	(10,896)	(652)
Increase (decrease) in accrued interest payable	8,582	(1,001)
Increase in trustee receivable	(3,571)	(18,055)
Decrease in income tax receivable	1,533	24,348
Proceeds from (purchases of) derivative instruments	5,206	(4,332)
Net change in miscellaneous assets and liabilities	(15,810)	(1,939)
Net cash provided by operating activities	69,203	117,882
Investing Activities:
Purchase and origination of mortgage loans	(2,532,373)	(2,470,538)
Principal payments received on mortgage loan portfolio	1,958,607	1,890,283
Proceeds from the sale of mortgage loans	100,050	251,264
Proceeds from the sale of real estate owned	43,277	41,792
Decrease (increase) in restricted cash	141,381	(140,738)
Acquisition of mortgage servicing rights	(71,012)	(78,727)
Capital expenditures	(3,955)	(9,100)
Net cash used in investing activities	(364,025)	(515,764)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	1,477,975	2,867,371
Proceeds from issuance of securitization financing-certificates	49,420	150,249
Proceeds received from issuance of senior notes	150,000	—
Debt issuance costs	(11,082)	(10,667)
Principal payments on securitization financing-bonds	(1,990,071)	(1,970,147)
Principal payments on securitization financing-certificates	(4,270)	(103,089)
Borrowings under (repayment of) warehouse financing, net	712,469	(456,546)
Proceeds received from issuance of stock	743	2,015
Payment of dividends	(83,388)	(84,663)
Net cash provided by financing activities	301,796	394,523
Net increase (decrease) in cash	6,974	(3,359)
Cash at beginning of period	6,053	12,852
Cash at end of period	$13,027	$9,493
Supplemental Cash Flow Information:
Cash paid for interest	$(309,148)	$(185,644)
Cash (paid) received for income taxes, net	$(7,275)	$7,143
Non-Cash Investing Activities:
Transfer of mortgage loans to real estate owned	$76,360	$63,143
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Use of the term “Company” throughout these Notes to Unaudited Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company. The unaudited consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Saxon Capital, Inc., a Delaware corporation (“Old Saxon”), was formed on April 23, 2001 and acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., on July 6, 2001. Saxon Capital, Inc., a Maryland corporation (formerly known as Saxon REIT, Inc.) (“New Saxon,” and together with Old Saxon, referred to herein as “Saxon” or the “Company”), was formed on February 5, 2004 for the purpose of effecting Old Saxon’s conversion to a real estate investment trust, or REIT. The REIT conversion was completed on September 24, 2004.

On August 9, 2006, the Company announced that it had entered into a definitive agreement with Morgan Stanley Mortgage Capital Inc. (“MSMC”) pursuant to which MSMC will acquire the Company for $14.10 per common share in cash, or approximately $706 million, through a merger between the Company and a wholly-owned subsidiary of MSMC. The transaction is expected to close in December 2006, subject to regulatory approval and the satisfaction of other customary closing conditions.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are the allowances for loan losses and past due interest, valuation of mortgage servicing rights, deferral of certain direct loan origination costs, amortization of yield adjustments to net interest income, and income taxes.

(c) Stock Options

The Company adopted Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share Based Payment, on April 1, 2005 to account for its two share-based compensation plans, namely its 2001 Stock Incentive Plan and its 2004 Employee Stock Purchase Plan. The Company opted to utilize the modified prospective method of transition in adopting SFAS No. 123(R). Therefore, prior periods were not restated. Prior to adopting SFAS No. 123(R), the Company accounted for its share based payments in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.

The following table illustrates that there would have been no effect on net income and earnings per share if the Company had applied the fair value method using the Black-Scholes option pricing model to options and restricted stock units granted to employees during the nine months ended September 30, 2005. This is because all outstanding options were vested upon the Company’s conversion to REIT status in 2004, and restricted stock unit awards are accounted for similarly under either method.

Nine Months Ended September 30, 2005
(in thousands, except per share data)
Net income	$92,906
Add: share-based compensation expense included in net income, net of related tax effects	694
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(694)
Pro forma net income	$92,906
Earnings per share:
Basic - as restated	$1.86
Basic - pro forma	$1.86
Diluted - as restated	$1.83
Diluted - pro forma	$1.83

(d)	Impaired Loans Acquired in a Transfer

The Company periodically acquires mortgage loans that show evidence of deterioration of credit quality since the mortgage loans’ origination, and if it is probable that the Company will not be able to collect all amounts contractually due, the Company determines the excess of contractual amounts due on these mortgage loans over their fair value at the time of acquisition. The fair value of these credit impaired loans is based on historical prices received on our delinquent loan sales to third parties. This excess amount is recorded as a nonaccretable difference that reduces the carrying value of the mortgage loans on the Company’s balance sheet. Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, states that the nonaccretable difference should be calculated as the excess of contractual amounts due over the cash flows expected to be collected at the time of acquisition. The use of fair value provides a result similar to the use of cash flows expected to be collected at the time of acquisition. The excess of the fair value over the amount paid for these mortgage loans at the time of acquisition is recorded as an accretable difference, and accreted into interest income over the remaining life of the mortgage loans. On a quarterly basis, these mortgage loans are reevaluated to determine if there have been any subsequent increases in fair value, and if so, the Company adjusts the amount of accretable difference recognized on a prospective basis over the mortgage loan’s remaining life. Subsequent decreases in fair value due to further credit impairment are reserved for within the provision for mortgage loan losses.

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

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. Prior to the issuance of this standard, the methods for measuring fair value were diverse and inconsistent. SFAS No.157 clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No.157 is effective the beginning of the first fiscal year beginning after November 15, 2007. At this time, management has not yet completed its assessment of the impact of this statement.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides transition guidance on correcting errors under this dual approach. If prior year errors that had been previously considered immaterial now are considered to be material based on using the approach specified in SAB No. 108, the registrant need not restate prior period financials. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. At this time, management has not yet completed its assessment of the impact of SAB No. 108.

(2) Subsequent Events

On October 23, 2006, the scheduled pre-amortization period termination date of the Company’s Class A-1 variable funding notes, Series 2005-A was extended to January 31, 2007, and the maximum variable funding note balance with respect to the Class A-1 variable funding notes was increased to $200.0 million.

At a special meeting of the Company’s shareholders held on October 31, 2006, the Company’s shareholders approved the merger of the Company with and into a wholly-owned subsidiary of MSMC. The merger was approved by approximately 72% of the Company’s outstanding shares of common stock.

(3) (Loss) Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, warrants, or restricted stock units. Diluted (loss) earnings per share is based on the weighted average number of common shares, dilutive stock options, dilutive stock warrants, and dilutive restricted stock units outstanding during the year. For the three months ended September 30, 2006, there are 3,000 stock options and 845,000 restricted stock units excluded from the calculation of diluted loss per share because their effect is anti-dilutive due to the net loss for the three months ended September 30, 2006. Thus, basic and diluted loss per share and weighted average shares are the same for the three months ended September 30, 2006. Computations of (loss) earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic:
Net (loss) income	$(26,407)	$31,909	$8,638	$92,906
Weighted average common shares outstanding	50,080	49,942	50,050	49,892
(Loss) earnings per share	$(0.53)	$0.64	$0.17	$1.86

Diluted:
Net (loss) income	$(24,601)	$31,909	$8,638	$92,906
Weighted average common shares outstanding	50,080	49,942	50,050	49,892
Dilutive effect of stock options, warrants and restricted stock units	—	1,003	997	861
Weighted average common shares outstanding - diluted	50,080	50,945	51,047	50,753
(Loss) earnings per share	$(0.53)	$0.63	$0.17	$1.83

 (4) Net Mortgage Loan Portfolio

Mortgage loans reflected on the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005 were comprised of the following:

	September 30, 2006	December 31, 2005
	($ in thousands)
Securitized mortgage loans - principal balance	$5,547,396	$5,894,780
Unsecuritized mortgage loans - principal balance	1,175,304	439,632
Premiums, net of discounts	97,796	95,634
Deferred origination costs, net	9,782	12,100
Purchase accounting fair value adjustments	2,093	2,726
Non-accretable differences	(1,489)	—
Total	6,830,880	6,444,872
Less allowance for loan losses	(37,853)	(36,639)
Net mortgage loan portfolio	$6,793,027	$6,408,233

Non-accretable differences relate to mortgage loans the Company acquired during the three and nine months ended September 30, 2006 that showed evidence of deterioration of credit quality since origination of the mortgage loans. This amount represents the excess of contractual amounts due at the time of acquisition over the fair value of the impaired mortgage loans at the time of acquisition, and is therefore not being accreted into interest income. The fair value and the estimated remaining contractual payments due on these mortgage loans at the time of acquisition were $0.7 million and $3.4 million, respectively. The outstanding principal balance and related carrying amount for these mortgage loans as of September 30, 2006 were $2.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2006, $0.3 million and $0.6 million, respectively, of non-accretable differences was reclassified to accretable yield. This reclassification represents the amount of subsequent increases in fair value for some of these impaired mortgage loans and is accreted into interest income on a prospective basis over the mortgage loan’s remaining life. The following table summarizes activity relating to accretable yield on these impaired mortgage loans, which is included as a component of premiums, net of discounts for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
		($ in thousands)
Balance, beginning of period	$(265)	$—
Additions	—	—
Reclassification	(269)	(575)
Accretion	60	60
Disposals	158	199
Balance, end of period	$(316)	$(316)

During the three and nine months ended September 30, 2006, $0.3 million and $0.6 million, respectively, of expense was recorded as a component of provision for mortgage loan losses related to some of these impaired mortgage loans, and represents the amount of subsequent decreases in fair value.

During the nine months ended September 30, 2006, the Company completed the prefunding settlement of the Saxon Asset Securities Trust, or SAST, 2005-4 securitization of mortgage loans, totaling $140.4 million in principal balances and $1.6 million in unamortized basis adjustments, and completed the issuances of SAST 2006-1 and SAST 2006-2, totaling $500.0 million and $999.9 million in principal balances and $4.8 million and $7.3 million in unamortized basis adjustments, respectively.

The Company originates both fixed-rate and adjustable-rate fully-amortizing loans for periods up to 40 years. The Company originates balloon products - 50/30 and 40/30 fixed and adjustable rate first mortgage balloon loans and 30/20 fixed rate balloon loans on second liens. The underwriting guidelines for the Company’s fixed-rate and adjustable-rate fully-amortizing products allow loan-to-value ratios, or LTVs, and combined LTVs, or CLTVs, of up to 100%, and debt ratios of either 50% or 55% in circumstances where disposable income meets a specified threshold. No loans originated or purchased allow for negative amortization, nor does the Company offer a minimum payment option product that would result in a borrower’s monthly payment being less than the accrued interest amount or minimum principal and interest amount. Fixed-rate and adjustable-rate interest-only mortgage loans are also available to customers with credit scores in excess of 560. The interest-only period is for five years and debt ratios for interest-only products are restricted to a maximum of 50%.

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

The following table sets forth information about the Company’s mortgage loan portfolio composition based on product type as of September 30, 2006 and December 31, 2005.

	September 30, 2006 (1)	December 31, 2005 (1)
Floating adjustable rate mortgage loans	0.21%	0.27%
Interest-only adjustable rate mortgage loans	22.55%	26.21%
Two - five year hybrids (2)	34.10%	39.62%
Two - three year hybrids with 40 year terms	0.03%	—
40/30 and 50/30 adjustable rate mortgage loans (3)	9.96%	2.32%
Total adjustable rate mortgage loans	66.85%	68.42%

15 and 30 year fixed rate mortgage loans	25.39%	24.49%
40 year fixed rate mortgage loans	0.08%	—
Interest-only fixed rate mortgage loans	1.57%	1.75%
Balloons and other (4)	4.20%	4.84%
40/30 and 50/30 fixed rate mortgage loans (3)	1.91%	0.50%
Total fixed rate mortgage loans	33.15%	31.58%
_______________
(1)	Excludes loans funded but not transmitted to the servicing system as of September 30, 2006 and December 31, 2005 of $159.1 million and $110.7 million, respectively.
(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.
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

The following table summarizes the Company’s activity with respect to conforming mortgage loans sold during the periods presented.

Conforming mortgage loans (1) sold	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Performing first lien mortgage loans	$13,962	$12,758	$59,759	$52,845
Less: servicing rights retained	(57)	—	(482)	—
Less: basis adjustments, net	(61)	(120)	(660)	(343)
Less: cash received	14,103	12,811	60,097	53,096
Gain on sale of conforming mortgage loans	$259	$173	$1,480	$594
___________
(1)	Conforming mortgage loans are loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac or Fannie Mae.

The following table summarizes the Company’s activity with respect to non-conforming mortgage loans sold during the periods presented.

Non-conforming mortgage loans sold	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Performing second lien mortgage loans	$8,630	$21,636	$40,625	$193,469
Plus: basis adjustments, net	955	546	3,408	2,864
Less: cash received	8,494	22,056	39,953	198,167
(Loss) gain on sale of non-conforming mortgage loans	$(1,091)	$(126)	$(4,080)	$1,834

Concentrations of Risk

Properties securing the mortgage loans in the Company’s mortgage loan portfolio are geographically dispersed throughout the Unites States. At September 30, 2006, 30%, 17%, and 18% of the unpaid principal balance of mortgage loans in the Company’s mortgage loan portfolio were secured by properties located in the Southern region, California region, and Mid-Atlantic region, respectively. At December 31, 2005, 30%, 19%, and 16% of the unpaid principal balances were secured by properties located in these same regions, respectively. The remaining properties securing mortgage loans did not exceed 15% in any other region at either period end.

In recent years, mortgage loan production was also geographically concentrated in the Southern, Mid-Atlantic, and California regions. During the first nine months of 2006, these regions accounted for 30%, 26%, and 15%, respectively, of the Company’s collateral for mortgage loan production. During the first nine months of 2005, these regions accounted for 27%, 21%, and 23%, respectively, of the Company’s collateral for mortgage loan production.

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

Activity related to the allowance for loan losses and past due interest for the mortgage loan portfolio is as follows:

	September 30, 2006	December 31, 2005
	($ in thousands)
Allowance for loan losses (1)	$37,853	$36,639
Allowance for past due interest (2)	15,942	16,086
Total allowance for loan losses and past due interest	$53,795	$52,725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Beginning balance	$50,083	$36,278	$52,725	$37,310
Provision for loan losses (1)	15,065	19,092	29,052	30,828
Provision for past due interest (3)	4,072	2,423	9,255	7,009
Charge-offs	(15,425)	(8,618)	(37,237)	(25,972)
Ending balance	$53,795	$49,175	$53,795	$49,175
_________
(1)
During the three and nine months ended September 30, 2006, $0.3 million and $1.8 million, respectively, of the Company’s allowance for loan losses was reversed relating to Hurricane Katrina due to the Company receiving additional inspection reports and due to liquidation of certain mortgage loans, which left a remaining allowance for probable losses related to Hurricane Katrina of $2.7 million.

(2)	Provided for within accrued interest receivable on the consolidated balance sheets.

(3)	Recorded as a component within interest income on the consolidated statements of operations and represents the reversal of interest income on loans delinquent for 90 days or more.

An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing the Company’s allowance for loan losses and past due interest. The Company’s roll rate analysis is defined as the historical progression of loans through the various delinquency categories. The Company’s static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio and the portfolio’s basis adjustments. Loss severity, as a percentage, is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest, fees, principal balances, all costs of liquidating, and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to the Company within 90 days following the liquidation date. As of September 30, 2006, the Company is experiencing an 18-month average loss severity of 40.6% on its owned portfolio, and this is the assumption currently used in the loan loss allowance model. The 40.6% loss severity includes the following loss components: 12.7% for principal, 13.7% for past due interest, and 14.2% for advances and other costs. This average loss severity has increased over time because loss severities typically increase as a portfolio gets older. In addition, the decline in the housing market has caused an increase in the severity of losses on liquidated properties, as home prices are decreasing and properties are remaining on the market longer.

(6) Mortgage Servicing Rights

As of September 30, 2006, the fair value of the mortgage servicing rights, or MSRs, in total was $163.2 million compared to $156.1 million as of December 31, 2005. The fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates. The fair value as of September 30, 2006 was determined using prepayment assumptions ranging from 23% to 49% and discount rates ranging from 11% to 18%. The fair value as of December 31, 2005 was determined using prepayment assumptions ranging from 20% to 45% and discount rates ranging from 11% to 18%. The following table summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Beginning balance of MSRs, gross	$154,823	$135,122	$138,370	$106,619
Purchases	23,463	26,729	71,012	78,727
Amortization	(16,868)	(13,410)	(47,964)	(33,931)
Permanent impairment	—	(419)	—	(3,393)
Ending balance of MSRs, gross	$161,418	148,022	$161,418	148,022

Beginning balance of valuation allowance	(9,496)	(6,083)	(8,628)	(7,624)
Impairment	(2,764)	(3,415)	(3,632)	(4,848)
Permanent impairment	—	419	—	3,393
Ending balance of valuation allowance	(12,260)	(9,079)	(12,260)	(9,079)
MSRs, net	$149,158	$138,943	$149,158	$138,943

As of September 30, 2006, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the MSRs for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

October 2006 through December 2006	$35,536
2007	57,104
2008	32,106
2009	16,278
2010	8,973
Thereafter	11,421
Total	$161,418

(7) Warehouse Financing, Securitization Financing and Senior Notes

A summary of the amounts outstanding under these agreements as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
	($ in thousands)
Debt Outstanding
Warehouse financing - loans	$343,841	$154,339
Repurchase agreements - loans	746,772	215,158
Repurchase agreements - retained bond (1)	—	8,383
Repurchase agreements - mortgage bonds	—	264
Total warehouse financing	$1,090,613	$378,144

Securitization financing - servicing advances	$241,079	$195,929
Securitization financing - loans and real estate owned	5,475,296	5,986,460
Total securitization financing	$5,716,375	$6,182,389

Senior notes	$150,000	$—
Total	$6,956,988	$6,560,533
___________________

(1)
Class B-4 of the 2005-3 securitization was retained by the Company rather than being sold to third-party investors. The purchase price of the retained bond was financed using borrowing availability from the Company’s Greenwich repurchase agreement which was terminated on September 28, 2006.

The following table provides an estimate of the contractual due dates for the principal amounts of the Company’s outstanding debt obligations as of September 30, 2006:

As of September 30, 2006	Total	2006	2007	2008	2009	2010	Thereafter
($ in thousands)
Warehouse financing - loans	$343,841	$343,841	$—	$—	$—	$—	$—
Repurchase agreements - loans (1)	746,772	746,772	—	—	—	—	—
Securitization financing - servicing advances	241,079	156,079	85,000	—	—	—	—
Securitization financing - loans and real estate owned (2)	5,475,296	2,373,009	1,595,008	655,448	685,301	154,672	11,858
Senior notes	150,000	—	—	—	—	—	150,000
Total outstanding debt obligations	$6,956,988	$3,619,701	$1,680,008	$655,448	$685,301	$154,672	$161,858
________________
(1)	Repurchase agreements are included as part of warehouse financing on the consolidated balance sheets.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Interest on the warehouse financing and repurchase facilities is based on a margin over the London Interbank Offered Rate, or LIBOR, with the margin above LIBOR varying by facility and depending on the type of asset that is being financed.  As of September 30, 2006, these margins ranged from 0.55% to 1.10%. The weighted average interest rate on these borrowings outstanding at September 30, 2006 and December 31, 2005 was 6.03% and 5.10%, respectively. Interest on the securitization financing is either based on a fixed rate or is based on a margin above LIBOR varying by securitization deal and the type of asset that is being financed. As of September 30, 2006, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.03% to 4.0%. As of December 31, 2005, these fixed rates ranged from 3.5% to 6.7% and these margins above LIBOR ranged from 0.09% to 4.0%.

A summary of interest expense and the weighted average cost of funds for the three and nine months ended September 30, 2006, and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Interest Expense
Warehouse financing - loans	$1,415	$126	$2,926	$2,307
Warehouse financing - servicing rights	—	—	113	—
Repurchase agreements	6,587	3,258	20,124	7,357
Securitization financing	94,305	64,325	256,721	172,419
Senior notes	4,613	—	7,533	—
Other (1)	2,012	1,098	4,850	3,202
Total	$108,932	$68,807	$292,267	$185,285

Weighted Average Cost of Funds
Warehouse financing - loans	2.55%	0.28%	2.00%	1.70%
Warehouse financing - servicing rights	—	—	2.49%	—
Repurchase agreements	5.91%	4.22%	5.60%	3.80%
Securitization financing	6.12%	4.48%	5.68%	4.01%
Senior notes	12.30%	—	12.30%	—
Other	—	—	—	—
Total	6.26%	4.42%	5.75%	4.01%
________________
(1)	Represents primarily facility, commitment, and non-use fees as well as lender paid private mortgage insurance.

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. The Company determined that it was not in compliance with certain financial covenants for the quarter ended September 30, 2006 and received waivers from its lenders concerning the non-compliance with the covenants.

(8) Derivatives

The Company uses a variety of financial instruments to manage the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures, and options on financial instruments (collectively referred to as “Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation. The Company accounts for all of its derivative financial instruments as undesignated derivative instruments. The maximum term over which the Company is currently managing its exposure for forecasted transactions is 46 months. The Company has classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows. Derivative (losses) gains totaled $(19.9) million and $19.9 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and derivative gains totaled $5.5 million and $26.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The components of these derivative (losses) gains consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Non cash fair value gain (loss)	$(17,710)	$11,191	$(4,867)	$6,975
Cash received (paid) for change in fair value of futures	(4,636)	5,475	3,763	10,207
Cash settlements of swaps and caps	2,534	3,287	6,993	9,173
Broker commissions	(72)	(81)	(362)	(372)
Interest on margin, net	(29)	18	(69)	57
Total	$(19,913)	$19,890	$5,458	$26,040

(9) Share-Based Compensation Plans

Compensation cost charged against income for the Company’s share-based compensation plans was $0.8 million and $1.5 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $2.6 million and $3.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Stock Options - The following table summarizes the transactions relating to the Company’s stock options for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2006 (includes 6,000 exercisable options with a remaining contractual life of 5.8 years outstanding under the Stock Incentive Plan)	6,000	$10.10
Options granted	—	—
Options exercised	(3,000)	$10.10
Options cancelled / forfeited	—	—
Options outstanding, September 30, 2006 (represents 3,000 exercisable options with a remaining contractual life of 5.1 years outstanding under the Stock Incentive Plan)	3,000	$10.10

No options were exercised during the three months ended September 30, 2006 or September 30, 2005. Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2006 and September 30, 2005 was $30.3 thousand and $50.5 thousand, respectively. The actual tax benefit realized for the tax deductions from option exercises under share-based payment arrangements was immaterial for the nine months ended September 30, 2006 and September 30, 2005. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $0.4 thousand and $34.7 thousand, respectively. The total intrinsic value of options outstanding and exercisable as of September 30, 2006 was $7.8 thousand.

If the merger between the Company and the wholly-owned subsidiary of MSMC becomes effective, each of the unexercised options to purchase shares of the Company’s common stock that is outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive a cash payment of $4.00 per unexercised option, which represents the excess of the merger consideration of $14.10 per share over the exercise price of $10.10 per share of common stock.

Restricted Stock Units - The Company recognizes compensation expense for outstanding restricted stock units over their vesting periods for an amount equal to the fair value of the restricted stock units at grant date. Fair value is determined by the price of the common shares underlying the restricted stock units on the grant date. If the pending merger between the Company and the wholly-owned subsidiary of MSMC becomes effective, each restricted stock unit outstanding immediately prior to the effective time of the merger, whether vested or unvested, will be converted into, and will be exchangeable for, the merger consideration of $14.10 per share in cash. As of September 30, 2006, there was $10.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Stock Incentive Plan. That cost is expected to be recognized at the effective time of the merger. If the merger agreement terminates, that cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the status of the Company’s nonvested restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	840,000	$20.19
Granted	55,000	$10.81
Vested	(20,000)	$20.29
Forfeited	(30,000)	$21.50
Nonvested at September 30, 2006	845,000	$19.53

Warrants - In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of common stock, of which 1,192,000 had been exercised as of December 31, 2005. The 8,000 remaining warrants had an exercise price of $10.00 per share and expired on July 6, 2006.

Employee Stock Purchase Plan - The Company recognizes compensation expense for its Employee Stock Purchase Plan for an amount equal to the difference between the fair value and the sales price of the shares on the date of purchase. As a result, the Company incurred $35.3 thousand and $49.1 thousand of expense during the three months ended September 30, 2006 and September 30, 2005, respectively, and incurred $125.8 thousand and $96.4 thousand of expense during the nine months ended September 30, 2006 and September 30, 2005, respectively. The Company issued 16.8 thousand shares of common stock at $11.93 per share for a total of $200.0 thousand in proceeds during the third quarter of 2006. Due to the pending merger with MSMC, the employee stock purchase plan has been suspended since October 1, 2006. No further shares will be issued under this plan unless the merger agreement is terminated.

(10) Commitments and Contingencies

Mortgage Loans

As of September 30, 2006 and December 31, 2005, the Company’s subsidiaries had commitments with agreed-upon rates to fund mortgage loans of $212.6 million and $262.6 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

From May 1996 to July 5, 2001, the Company securitized its mortgage loans in off balance sheet transactions, of which $301.6 million are still outstanding as of September 30, 2006. In connection with these mortgage loans as well as in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, those subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of September 30, 2006 those subsidiaries did not have any material obligation to remove any such loans, or to provide any such indemnification.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The Company accrues an estimate of the losses associated with the obligation to repurchase such loans. The Company’s subsidiaries are also subject to premium recapture expenses and early payment default in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of September 30, 2006 and December 31, 2005, the liability recorded for premium recapture expense and for obligations to repurchase mortgage loans was $0.5 million and $0.4 million, respectively, and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Mortgage Servicing Rights

The Company is committed to purchasing third party servicing rights for an additional $3.5 billion unpaid principal balance of third party mortgage loans during the fourth quarter of 2006, $0.5 billion of which have been purchased as of October 31, 2006.

Legal Matters

Because the Company is subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. With respect to each matter in which class action status has been asserted, in the event class action status is certified, if there is an adverse outcome or we do not otherwise prevail in each of the following matters, we could suffer material losses, although we intend to vigorously defend each of these lawsuits. The following is a summary of litigation matters that could be significant. Unless otherwise noted, the Company cannot predict the outcome of these matters. Accordingly, no amounts have been accrued in the accompanying consolidated financial statements, except as noted below.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, the Company is not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. A subsidiary, Saxon Mortgage Services, Inc., is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and law firm hired by a number of defendants, including Saxon Mortgage Services, Inc., to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the Plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. There were no significant developments in this matter during the quarter ended September 30, 2006.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by America’s MoneyLine, Inc., a former subsidiary of the Company, which was merged with Saxon Mortgage, Inc., a subsidiary of the Company, effective January 1, 2006. Saxon Mortgage, Inc. is successor in interest to the defendant. On June 19, 2006, the parties reached an agreement to settle this case, pending the court’s approval. The settlement requires the defendant to create a settlement fund for approximately $0.5 million. The claims of settlement class members and plaintiff’s attorney’s fees will be paid out of the fund. On August 30, 2006, the court preliminarily approved the settlement and a final fairness hearing is scheduled for February 13, 2007. The estimate of possible loss for this matter in the amount of $0.5 million was accrued by the Company in June 2006.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs sought certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. During the second quarter of 2006, the court granted the Company’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified. There were no significant developments in this matter during the quarter ended September 30, 2006.

Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. The Company’s subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that Saxon Mortgage Services and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this matter during the quarter ended September 30, 2006.

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

	Three Months Ended September 30, 2006
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$112,742	$17,879	$3	$(3,721)	$126,903
Interest expense	(100,488)	(11,611)	(1,312)	4,479	(108,932)
Net interest income	12,254	6,268	(1,309)	758	17,971
Provision for mortgage loan losses	(14,046)	(1,019)	—	—	(15,065)
Net interest income after provision for mortgage loan losses	(1,792)	5,249	(1,309)	758	2,906
Servicing income, net of amortization and impairment	—	976	25,513	(8,598)	17,891
Derivative losses	(19,913)	—	—	—	(19,913)
Gain (loss) on sale of mortgage assets	—	12,855	(7,841)	(5,846)	(832)
Total net revenues and gains	(21,705)	19,080	16,363	(13,686)	52
Payroll, general and administrative, and other expenses	13,771	13,060	13,218	(2,228)	37,821
DepreciationOperating expenses	87	1,225	412	—	1,724
Total operating expenses	13,858	14,285	13,630	(2,228)	39,545
(Loss) income before taxes	(35,563)	4,795	2,733	(11,458)	(39,493)
Income tax (benefit) expense	(1,502)	2,688	(4,054)	(10,218)	(13,086)
Net (loss) income	$(34,061)	$2,107	$6,787	$(1,240)	$(26,407)

	Three Months Ended September 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$102,919	$12,901	$511	$(230)	$116,101
Interest expense	(65,109)	(8,107)	(839)	5,248	(68,807)
Net interest income	37,810	4,794	(328)	5,018	47,294
Provision for mortgage loan losses	(18,764)	(328)	—	—	(19,092)
Net interest income after provision for mortgage loan losses	19,046	4,466	(328)	5,018	28,202
Servicing income, net of amortization and impairment	—	741	25,564	(7,242)	19,063
Derivative gains	19,890	—	—	—	19,890
Gain (loss) on sale of mortgage assets	—	13,012	(5,277)	(7,691)	44
Total net revenues and gains	38,936	18,219	19,959	(9,915)	67,199
Payroll, general and administrative, and other expenses	13,075	20,256	12,053	(5,856)	39,528
Depreciation	64	869	625	—	1,558
Total operating expenses	13,139	21,125	12,678	(5,856)	41,086
Income (loss) before taxes	25,797	(2,906)	7,281	(4,059)	26,113
Income tax expense (benefit)	1,356	(1,101)	2,694	(8,745)	(5,796)
Net income (loss)	$24,441	$(1,805)	$4,587	$4,686	$31,909

	Nine Months Ended September 30, 2006
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$334,708	$54,468	$973	$(17,852)	$372,297
Interest expense	(269,702)	(36,106)	(2,382)	15,923	(292,267)
Net interest income	65,006	18,362	(1,409)	(1,929)	80,030
Provision for mortgage loan losses	(27,283)	(1,769)	—	—	(29,052)
Net interest income after provision for mortgage loan losses	37,723	16,593	(1,409)	(1,929)	50,978
Servicing income, net of amortization and impairment	—	2,902	79,511	(24,452)	57,961
Derivative gains	5,458	—	—	—	5,458
Gain (loss) on sale of mortgage assets	—	16,546	(22,527)	3,381	(2,600)
Total net revenues and gains	43,181	36,041	55,575	(23,000)	111,797
Payroll, general and administrative, and other expenses	37,750	44,708	35,566	(14,328)	103,696
Depreciation	243	3,522	1,487	—	5,252
Total operating expenses	37,993	48,230	37,053	(14,328)	108,948
Income (loss) before taxes	5,188	(12,189)	18,522	(8,672)	2,849
Income tax expense (benefit)	213	(4,208)	5,728	(7,522)	(5,789)
Net income (loss)	$4,975	$(7,981)	$12,794	$(1,150)	$8,638

	Nine Months Ended September 30, 2005
	Portfolio	Mortgage Loan Production	Servicing	Eliminations	Total
	($ in thousands)
Interest income	$297,237	$39,265	$1,441	$1,657	$339,600
Interest expense	(175,270)	(22,497)	(1,872)	14,354	(185,285)
Net interest income	121,967	16,768	(431)	16,011	154,315
Provision for mortgage loan losses	(30,053)	(775)	—	—	(30,828)
Net interest income after provision for mortgage loan losses	91,914	15,993	(431)	16,011	123,487
Servicing income, net of amortization and impairment	—	2,255	68,329	(20,731)	49,853
Derivative gains	26,040	—	—	—	26,040
Gain (loss) on sale of mortgage assets	—	48,892	(12,719)	(33,722)	2,451
Total net revenues and gains	117,954	67,140	55,179	(38,442)	201,831
Payroll, general and administrative, and other expenses	35,585	60,106	34,305	(19,262)	110,734
Depreciation	64	2,805	1,532	—	4,401
Total operating expenses	35,649	62,911	35,837	(19,262)	115,135
Income before taxes	82,305	4,229	19,342	(19,180)	86,696
Income tax expense	3,424	1,722	7,467	(18,792)	(6,179)
Income before cumulative effect of change in accounting principle	78,881	2,507	11,875	(388)	92,875
Cumulative effect of change in accounting principle	31	—	—	—	31
Net income	$78,912	$2,507	$11,875	$(388)	$92,906

Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	September 30, 2006	December 31, 2005
Segment Assets:
Portfolio	$7,028,780	$6,768,778
Servicing	384,053	315,039
Total segment assets	$7,412,833	7,083,817

Corporate assets	171,864	148,261
Total assets	$7,584,697	$7,232,078

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

The following tables present the financial condition, results of operations, and cash flows for the Company, its sub-guarantors, and its non-guarantors as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

Consolidating Balance Sheet As of September 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Assets:
Cash	$305	$6,157	$6,565	$—	$13,027
Trustee receivable	—	25,655	113,873	—	139,528
Restricted cash	—	3,681	2,411	—	6,092
Accrued interest receivable, net	—	15,301	36,413	(4,689)	47,025

Mortgage loan portfolio	—	2,643,565	4,315,549	(128,234)	6,830,880
Allowance for loan losses	—	(6,703)	(31,150)	—	(37,853)
Net mortgage loan portfolio	—	2,636,862	4,284,399	(128,234)	6,793,027

Servicing related advances	—	11,456	206,578	16,861	234,895
Mortgage servicing rights, net	—	149,158	—	—	149,158
Real estate owned	—	7,088	36,020	—	43,108
Derivative assets	—	12,164	4,920	—	17,084
Deferred tax asset	—	34,129	3,381	31,130	68,640
Investment in subsidiaries	414,700	155,008	(7,884)	(561,824)	—
Other assets, net	7,711	52,040	13,745	(383)	73,113
Total assets	$422,716	$3,108,699	$4,700,421	$(647,139)	$7,584,697

Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$7,350	$8,282	$5,996	$(4,689)	$16,939
Dividends payable	—	—	—	—	—
Warehouse financing	—	1,090,613	—	—	1,090,613
Securitization financing	—	1,452,299	4,264,076	—	5,716,375
Derivative liabilities	—	15,793	—	—	15,793
Senior notes	150,000	—	—	—	150,000
Due to (from) affiliates	477	(435)	(42)	—	—
Other liabilities	—	40,485	87	—	40,572
Total liabilities	157,827	2,607,037	4,270,117	(4,689)	7,030,292
Shareholders’ equity:
Common stock	501	353	2	(355)	501
Preferred stock	—	10	—	(10)	—
Additional paid-in capital	633,970	829,453	348,966	(1,174,988)	637,401
Accumulated other comprehensive loss, net of tax of $(11)	—	—	(253)	—	(253)
Net accumulated (deficit) earnings	(369,582)	(328,154)	81,589	532,903	(83,244)
Total shareholders’ equity	264,889	501,662	430,304	(642,450)	554,405
Total liabilities and shareholders’ equity	$422,716	$3,108,699	$4,700,421	$(647,139)	$7,584,697

Consolidating Balance Sheet As of December 31, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Assets:
Cash	$222	$4,054	$5,255	$(3,478)	$6,053
Trustee receivable	—	1,219	6,204	128,534	135,957
Restricted cash	—	145,513	1,960	—	147,473
Accrued interest receivable, net	—	4,636	15,134	18,412	38,182

Mortgage loan portfolio	—	952,263	5,722,105	(229,496)	6,444,872
Allowance for loan losses	—	(211)	(36,428)	—	(36,639)
Net mortgage loan portfolio	—	952,052	5,685,677	(229,496)	6,408,233

Servicing related advances	—	10,591	199,667	(24,961)	185,297
Mortgage servicing rights, net	—	129,742	—	—	129,742
Real estate owned	—	6,149	32,784	—	38,933
Derivative assets	—	5,471	14,483	—	19,954
Deferred tax asset	—	25,789	2,341	25,594	53,724
Investment in subsidiaries	339,704	127,090	(4,742)	(462,052)	—
Other assets, net	10,688	38,069	19,773	—	68,530
Total assets	$350,614	$1,450,375	$5,978,536	$(547,447)	$7,232,078

Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$—	$1,978	$6,379	$—	$8,357
Dividends payable	32,539	—	—	—	32,539
Warehouse financing	—	369,496	8,648	—	378,144
Securitization financing	—	645,262	5,537,127	—	6,182,389
Derivative liabilities	—	8,589	—	—	8,589
Due (from) to affiliates	(1,563)	(27,504)	29,067	—	—
Other liabilities	—	29,777	2,627	(3,479)	28,925
Total liabilities$	30,976	1,027,598	5,583,848	(3,479)	6,638,943
Shareholders’ equity:
Common stock	500	353	2	(355)	500
Preferred stock	—	10	—	(10)	—
Additional paid-in capital	630,592	740,707	296,941	(1,034,217)	634,023
Accumulated other comprehensive income (loss), net of tax of $(16)	—	24	(379)	—	(355)
Net accumulated (deficit) earnings	(311,454)	(318,317)	98,124	490,614	(41,033)
Total shareholders’ equity	319,638	422,777	394,688	(543,968)	593,135
Total liabilities and shareholders’ equity	$350,614	$1,450,375	$5,978,536	$(547,447)	$7,232,078

Consolidating Statement of Operations For the three months ended September 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$46,979	$81,562	$(1,638)	$126,903
Interest expense	(4,618)	(34,037)	(72,957)	2,680	(108,932)
Intercompany interest	(50)	14,579	(5,140)	(9,389)	—
Net interest income	(4,668)	27,521	3,465	(8,347)	17,971
Provision for mortgage loan losses	—	(5,920)	(9,145)	—	(15,065)
Net interest income after provision for mortgage loan losses	(4,668)	21,601	(5,680)	(8,347)	2,906
Servicing income, net of amortization and impairment	—	18,476	(585)	—	17,891
Derivative losses	—	(9,952)	(9,961)	—	(19,913)
Loss on sale of mortgage assets	—	(832)	—	—	(832)
Total net revenues and gains	(4,668)	29,293	(16,226)	(8,347)	52
Expenses:
Payroll and related expenses	—	18,281	—	—	18,281
General and administrative expenses	(22)	16,626	9	—	16,613
Depreciation	—	1,724	—	—	1,724
Other expenses, net	—	1	2,926	—	2,927
Total operating expenses	(22)	36,632	2,935	—	39,545
Loss before taxes	(4,646)	(7,339)	(19,161)	(8,347)	(39,493)
Income tax benefit	(168)	(4,349)	(3,836)	(4,733)	(13,086)
Net loss	$(4,478)	$(2,990)	$(15,325)	$(3,614)	$(26,407)

Consolidating Statement of Operations For the three months ended September 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$9,714	$102,242	$4,145	$116,101
Interest expense	—	(4,101)	(64,706)	—	(68,807)
Intercompany interest	20	11,154	(2,620)	(8,554)	—
Net interest income	20	16,767	34,916	(4,409)	47,294
Provision for mortgage loan losses	—	(328)	(18,764)	—	(19,092)
Net interest income after provision for mortgage loan losses	20	16,439	16,152	(4,409)	28,202
Servicing income, net of amortization and impairment	—	19,875	(812)	—	19,063
Derivative (losses) gains	—	(2,033)	21,923	—	19,890
Gain (loss) on sale of mortgage assets	—	47	(3)	—	44
Total net revenues and gains	20	34,328	37,260	(4,409)	67,199
Expenses:
Payroll and related expenses	—	17,253	6,057	(1,986)	21,324
General and administrative expenses	8	10,792	6,233	(115)	16,918
Depreciation	—	1,382	176	—	1,558
Other expense (income), net	—	2,391	(2,801)	1,696	1,286
Total operating expenses	8	31,818	9,665	(405)	41,086
Income before taxes	12	2,510	27,595	(4,004)	26,113
Income tax expense (benefit)	1	2,840	(538)	(8,099)	(5,796)
Net income (loss)	$11	$(330)	$28,133	$4,095	$31,909

Consolidating Statement of Operations For the nine months ended September 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$108,245	$272,388	$(8,336)	$372,297
Interest expense	(7,538)	(72,465)	(216,953)	4,689	(292,267)
Intercompany interest	(29)	16,035	(15,845)	(161)	—
Net interest income	(7,567)	51,815	39,590	(3,808)	80,030
Provision for mortgage loan losses	—	(9,583)	(19,469)	—	(29,052)
Net interest income after provision for mortgage loan losses	(7,567)	42,232	20,121	(3,808)	50,978
Servicing income, net of amortization and impairment	—	59,855	(1,894)	—	57,961
Derivative (losses) gains	—	(3,954)	9,412	—	5,458
Loss on sale of mortgage assets	—	(2,600)	—	—	(2,600)
Total net revenues and gains	(7,567)	95,533	27,639	(3,808)	111,797
Expenses:
Payroll and related expenses	—	53,339	—	269	53,608
General and administrative expenses	—	44,586	19	—	44,605
Depreciation	—	5,252	—	—	5,252
Other expense, net	—	406	5,291	(214)	5,483
Total operating expenses	—	103,583	5,310	55	108,948
(Loss) income before taxes	(7,567)	(8,050)	22,329	(3,863)	2,849
Income tax (benefit) expense	(287)	1,785	(2,134)	(5,153)	(5,789)
Net (loss) income	$(7,280)	$(9,835)	$24,463	$1,290	$8,638

Consolidating Statement of Operations For the nine months ended September 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Revenues and Gains:
Interest income	$—	$30,605	$294,872	$14,123	$339,600
Interest expense	—	(11,902)	(173,383)	—	(185,285)
Intercompany interest	44	35,539	825	(36,408)	—
Net interest income	44	54,242	122,314	(22,285)	154,315
Provision for mortgage loan losses	—	(775)	(30,053)	—	(30,828)
Net interest income after provision for mortgage loan losses	44	53,467	92,261	(22,285)	123,487
Servicing income, net of amortization and impairment	—	59,378	(9,525)	—	49,853
Derivative (losses) gains	—	(1,890)	27,930	—	26,040
Gain on sale of mortgage assets	—	2,428	23	—	2,451
Total net revenues and gains	44	113,383	110,689	(22,285)	201,831
Expenses:
Payroll and related expenses	—	42,779	19,326	(2,775)	59,330
General and administrative expenses	23	27,713	20,733	(192)	48,277
Depreciation	—	3,938	463	—	4,401
Other expense (income), net	—	10,250	(9,676)	2,553	3,127
Total operating expenses	23	84,680	30,846	(414)	115,135
Income before taxes	21	28,703	79,843	(21,871)	86,696
Income tax expense (benefit)	1	14,671	(3,242)	(17,609)	(6,179)
Income before cumulative effect of change in accounting principle	20	14,032	83,085	(4,262)	92,875
Cumulative effect of change in accounting principle	—	31	—	—	31
Net income	$20	$14,063	$83,085	$(4,262)	$92,906

Consolidating Statement of Cash Flows For the nine months ended September 30, 2006
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Operating Activities:
Net (loss) income	$(7,280)	$(9,835)	$24,463	$1,290	$8,638
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	183	56,486	23,573	(2)	80,240
Intercompany amortization	—	(2,277)	(1,372)	3,649	—
Deferred income tax benefit	—	(8,340)	(1,040)	(5,536)	(14,916)
Impairment of assets	—	3,735	5,291	—	9,026
Non cash derivative gains	—	4,350	517	—	4,867
Loss from sale of mortgage assets	—	2,600	—	—	2,600
Intercompany gain from sale of loans and advances	—	(161)	—	161	—
Provision for mortgage loan losses	—	9,583	19,469	—	29,052
Provision for advanced interest	—	1,433	10,288	—	11,721
Compensation expense for share-based compensation plans	—	2,529	—	—	2,529
(Increase) decrease in servicing related advances	—	(632,211)	601,907	(19,294)	(49,598)
Increase in accrued interest receivable	—	(13,644)	(20,352)	23,100	(10,896)
Increase (decrease) in accrued interest payable	7,350	6,304	(383)	(4,689)	8,582
Increase in trustee receivable	—	(24,436)	(107,669)	128,534	(3,571)
Decrease (increase) in income tax receivable	8,741	(10,262)	2,672	382	1,533
(Purchases of) proceeds from derivative instruments	—	(5)	5,211	—	5,206
Net change in miscellaneous assets and liabilities	2,637	(7,139)	6,586	(17,894)	(15,810)
Net cash provided by (used in) operating activities	11,631	(621,290)	569,161	109,701	69,203
Investing Activities:
Purchase and origination of mortgage loans	—	(2,529,510)	(6,863)	4,000	(2,532,373)
Principal payments received on mortgage loan portfolio	—	261,854	1,806,976	(110,223)	1,958,607
Proceeds from the sale of mortgage loans	—	100,050	—	—	100,050
Proceeds received from (paid for) the intercompany sale of loans	—	1,108,820	(1,108,820)	—	—
Proceeds from the sale of real estate owned	—	2,989	40,288	—	43,277
Decrease (increase) in restricted cash	—	141,832	(451)	—	141,381
Acquisition of mortgage servicing rights	—	(71,012)	—	—	(71,012)
Capital expenditures	—	(3,955)	—	—	(3,955)
Capital contributions (to) from affiliates	(74,996)	60,827	14,169	—	—
Net cash (used in) provided by investing activities	(74,996)	(928,105)	745,299	(106,223)	(364,025)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	—	1,013,441	464,534	—	1,477,975
Proceeds from issuance of securitization financing-certificates	—	—	49,420	—	49,420
Proceeds received from issuance of senior notes	150,000	—	—	—	150,000
Debt issuance costs	(5,947)	(3,304)	(1,831)	—	(11,082)
Principal payments on securitization financing-bonds	—	(206,825)	(1,783,246)	—	(1,990,071)
Principal payments on securitization financing-certificates	—	—	(4,270)	—	(4,270)
Borrowings under (repayment of) warehouse financing, net	—	721,117	(8,648)	—	712,469
Proceeds received from issuance of stock	743	—	—	—	743
Payment of dividends	(83,388)	—	—	—	(83,388)
Due from (to) affiliates	2,040	27,069	(29,109)	—	—
Net cash provided by (used in) financing Activities	63,448	1,551,498	(1,313,150)	—	301,796
Net increase in cash	83	2,103	1,310	3,478	6,974
Cash at beginning of year	222	4,054	5,255	(3,478)	6,053
Cash at end of period	$305	$6,157	$6,565	$—	$13,027

Consolidating Statement of Cash Flows For the nine months ended September 30, 2005
	Saxon Capital, Inc. (Parent)	Sub-guarantors	Non-guarantors	Eliminations	Total
	($ in thousands)
Operating Activities:
Net income	$20	$14,063	$83,085	$(4,262)	$92,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	37,129	18,855	(725)	55,259
Intercompany amortization	—	(718)	(12,681)	13,399	—
Deferred income tax (benefit) provision	—	(2,765)	67	(24,214)	(26,912)
Impairment of assets	—	5,007	2,553	—	7,560
Non cash derivative (gains) losses	—	(8,551)	1,576	—	(6,975)
Gain from sale of mortgage assets	—	(2,428)	(23)	—	(2,451)
Intercompany gain from sale of loans and advances	—	(27,470)	(8,939)	36,409	—
Provision for mortgage loan losses	—	775	30,053	—	30,828
Provision for advanced interest	—	—	9,719	—	9,719
Compensation expense for share-based compensation plans	—	2,061	—	—	2,061
Cumulative effect of change in accounting principle	—	(31)	—	—	(31)
(Increase) decrease in servicing related advances	—	(440,829)	386,031	12,347	(42,451)
Decrease (increase) in accrued interest receivable	—	3,834	(3,934)	(552)	(652)
Decrease in accrued interest payable	—	(133)	(868)	—	(1,001)
Increase in trustee receivable	—	(1,782)	(1,072)	(15,201)	(18,055)
(Increase) decrease in income tax receivable	11,092	16,530	(3,274)	—	24,348
Purchases of derivative instruments	—	—	(4,332)	—	(4,332)
Net change in miscellaneous assets and liabilities	5,590	40,698	24,922	(73,149)	(1,939)
Net cash provided by (used in) operating activities	16,702	(364,610)	521,738	(55,948)	117,882
Investing Activities:
Purchase and origination of mortgage loans	—	(1,867,562)	(639,469)	36,493	(2,470,538)
Principal payments received on mortgage loan portfolio	—	18,928	1,856,965	14,390	1,890,283
Proceeds from the sale of mortgage loans	—	251,264	—	—	251,264
Proceeds received from (paid for) the intercompany sale of loans	—	2,631,365	(2,631,365)	—	—
Proceeds from the sale of real estate owned	—	2,099	39,693	—	41,792
Increase in restricted cash	—	—	(140,738)	—	(140,738)
Acquisition of mortgage servicing rights	—	(78,727)	—	—	(78,727)
Capital expenditures	—	(9,100)	—	—	(9,100)
Capital contributions from (to) affiliates	71,644	(32,465)	(44,244)	5,065	—
Net cash provided by (used in) investing activities	71,644	915,802	(1,559,158)	55,948	(515,764)
Financing Activities:
Proceeds from issuance of securitization financing-bonds	—	—	2,867,371	—	2,867,371
Proceeds from issuance of securitization financing-certificates	—	—	150,249	—	150,249
Debt issuance costs	—	—	(10,667)	—	(10,667)
Principal payments on securitization financing-bonds	—	—	(1,970,147)	—	(1,970,147)
Principal payments on securitization financing-certificates	—	—	(103,089)	—	(103,089)
(Repayment of) borrowings under warehouse financing, net	—	(464,841)	8,295	—	(456,546)
Proceeds received from issuance of stock	2,015	—	—	—	2,015
Payment of dividends	(84,663)	—	—	—	(84,663)
Due (to) from affiliates	(6,408)	(92,662)	99,070	—	—
Net cash (used in) provided by financing activities	(89,056)	(557,503)	1,041,082		394,523
Net (decrease) increase in cash	(710)	(6,311)	3,662	—	(3,359)
Cash at beginning of year	743	8,998	3,111	—	12,852
Cash at end of period	$33	$2,687	$6,773	$—	$9,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K, filed with the Securities and Exchange Commission. Certain information contained in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including, but not limited to, those addressed in “Part II - Item 1A. Risk Factors” in this report and our quarterly report on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 as well as those included in the 2005 Form 10-K, and the following summary of risks and uncertainties:

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

•	future litigation developments or regulatory or enforcement actions;

•	increased competitive conditions or changes in the legal and regulatory environment in our industry; and

•	the effects, timing and completion of the pending merger transaction with Morgan Stanley Mortgage Capital Inc., or MSMC.

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

Executive Summary

Company Overview

We are in the business of originating, purchasing, securitizing, and servicing non-conforming residential mortgage loans that are primarily sub-prime. We operate through three business segments. These segments are:

•  Mortgage loan production;

•  Portfolio; and

•  Mortgage loan servicing.

Through our taxable REIT subsidiary, Saxon Capital Holdings, Inc., and its subsidiaries, which we refer to collectively as our taxable REIT subsidiaries, we originate or purchase mortgage loans for our portfolio segment through our wholesale, correspondent, retail and conduit channels, which we refer to collectively as our “mortgage loan production segment”. We earn most of our revenues from the net interest income generated by those mortgage loans through our portfolio segment and from servicing loans for other companies through our mortgage loan servicing segment. We also earn revenues through whole loan sales of some of our mortgage loans. We pay interest to finance our mortgage loan portfolio, servicing rights and servicing advances and incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. We initially fund our mortgage loan originations and purchases through short-term warehouse lines of credit and through repurchase facilities, as well as with the amounts borrowed under our senior notes, which are replaced by permanent financing when we securitize the loans. We structure our securitization transactions as financing transactions, with the mortgage loans and related debt to finance those loans remaining on our balance sheet.

We access the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially using one of several different secured and committed warehouse lines of credit and repurchase agreement facilities. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to September 30, 2006, we securitized $24.0 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization: (1) the mortgage loans we produce remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse and repurchase debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans than does gain on sale accounting, which we used prior to July 6, 2001.

Industry Overview and Prospective Trends

Described below are some of the marketplace conditions and prospective trends that may impact our future results of operations.

According to the Board of Governors of the Federal Reserve System, or FRB, the residential mortgage loan market is the largest consumer finance market in the United States. According to the Mortgage Bankers Association of America, or MBAA, website as of October 24, 2006, lenders in the United States originated more than $3.0 trillion in one-to-four family mortgage loans in 2005. A substantial portion of the loan originations in 2005 was attributable to mortgage loan refinancings, and we believe this was a result of customers taking advantage of strong housing appreciation and increased mortgage product offerings in the marketplace. Additionally, customers benefited from the increased competition within the mortgage loan industry which kept interest rates low in spite of a slightly rising interest rate environment. According to the MBAA website as of October 24, 2006, lenders are expected to originate $2.5 trillion in single-family mortgage loans in 2006, reflecting an anticipated decrease in refinancing activity. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates.

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

We have seen a trend of consolidation among companies in the non-conforming, residential mortgage industry in the marketplace. Today, the industry is dominated by a small number of large companies and is rapidly consolidating further. This market share domination by a small number of large companies has led to intense competition within the industry and has negatively impacted our profitability. Specifically, lenders in the industry, including us, have not raised interest rates in line with increases in market interest rates. As a result, we have experienced reductions in our net interest margin and our liquidity has been negatively impacted.

We have also seen an increase in delinquencies and loan repurchases across our industry during the third quarter of 2006, primarily due to early payment defaults. The increase in delinquencies appears to be closely tied to less stringent lending standards and a cooling housing market; while the increase in loan repurchases appears to also be the result of loan buyers’ higher than expected repurchase requests, in response to a changing secondary market view of the industry. The increase in delinquencies and loan repurchases has resulted in increased provisions for losses being recorded across the industry during the third quarter of 2006.

Over the last several years, the housing price index has increased faster than the consumer price index and growth in personal income. We are beginning to see home price appreciation slow in the marketplace, and we expect that this trend will continue for some time. A report released in September 2006 by the Office of Federal Housing Enterprise Oversight indicated that while U.S. home prices continued to rise in the second quarter of 2006, the rate of increase fell sharply, and this was seen in almost every region of the country. The report also indicated that some states actually had negative house price appreciation during the second quarter of 2006. Over the long term, however, we anticipate that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income. Rising housing values point to healthy demand for purchase-money mortgage financing, increased average loan balances and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgage loans tend to increase as borrowers look to realize the additional equity in their homes. If housing prices fall dramatically, our future results of operations would be adversely affected by lower production and higher credit losses.

Description of Other Data

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations, and our calculations of these data may be different than other registrants. These measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. These measures should be used only supplementally. See our consolidated financial statements and related notes included elsewhere in this report and see “Consolidated Results” for the reconciliations of these financial measures to GAAP. Descriptions of these financial measures are set forth below.

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

Third Quarter 2006 Events and Outlook

On August 9, 2006, we announced that we had entered into a definitive agreement with MSMC pursuant to which MSMC will acquire our company for $14.10 per common share in cash, or approximately $706 million, through a merger between us and a wholly-owned subsidiary of MSMC. At a special meeting of our shareholders held on October 31, 2006, the merger was approved, with approximately 72% of the outstanding shares of common stock voting in favor of the merger. The transaction is expected to close in December 2006, subject to receipt of all necessary regulatory approvals and the satisfaction of remaining customary closing conditions.

Overall for the majority of 2006, increases in the interest rates we charge on our mortgage loans have not kept pace with the markets’ changes in one-month LIBOR due to competitive pressures during a rising rate environment. As a result, we expect to continue to experience margin compression in 2006. In the third quarter of 2006, the forward LIBOR curve decreased causing our competitors and us to reduce interest rates charged to borrowers.  Given such margin compression, we will be required to achieve and maintain a high level of operational, technological and managerial expertise and efficiencies, as well as an ability to attract capital at a competitive cost.

For a majority of the first nine months of 2006, we experienced an increase in short-term borrowing interest rates and a continued increase in competitiveness of pricing within our industry. We also experienced a reduction in our prepayment penalty income as a result of fewer loans in our portfolio containing prepayment features and a decrease in prepayment penalty fees collected per loan during the first nine months of 2006 as compared to the first nine months of 2005. This resulted in a substantial reduction in the net interest margin including prepayment penalty income on our mortgage loan portfolio. During the third quarter of 2006, we experienced a decrease in the 2/3 year part of the forward LIBOR curve, which negatively impacted the fair value of our derivatives, resulting in our derivative loss for the three months ended September 30, 2006.

During the third quarter of 2006, we made loan repurchases of $1.0 million in mortgage loans for first payment defaults and recorded $0.7 million of losses relating to these repurchases, of which $0.3 million had been accrued for in prior periods as part of our accrual for loan repurchase liability. We also experienced a 12% rise in our delinquencies, bankruptcies and foreclosures in the third quarter of 2006 compared to December 31, 2005.

During the first nine months of 2006, we purchased the rights to service $8.6 billion of mortgage loans at a cost of $71.0 million. We have generally seen prices of mortgage servicing rights increase in the marketplace due to an anticipated decrease in prepayment speeds.

Throughout the first nine months of 2006, we increased our mortgage loan production over levels achieved during the comparable period in 2005. This increase in mortgage loan production is the result of having adjusted to our new, more efficient centralized loan production structure, the investments we have made in technology, and our focus on controlling our general and administrative expenses. We expect short-term market interest rates to remain stable and competitive pressures to continue to be intense during the remainder of 2006.

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

Mortgage loan prepayments generally increase on our adjustable rate mortgage loans when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans, which decreases the balance of premiums to be amortized, and by purchasing and originating mortgage loans with prepayment penalties. The majority of our penalties expire two to three years from origination. As of September 30, 2006, 71% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage loan portfolio will increase as these adjustable rate mortgage loans reach their initial adjustments during 2006 and 2007, due to the high concentration of two to three year hybrid loans we originated or purchased during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is 38% over twelve months.

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

The allowance for loan losses and past due interest was impacted in the first nine months of 2006 primarily by the reversal of $1.8 million in Hurricane Katrina reserves, offset by an increase in overall delinquencies since December 31, 2005. We are currently experiencing an 18-month average loss severity of 40.6% on our owned portfolio, and this is the assumption currently used in our loan loss allowance model. We did not make any significant changes in our reserve methodologies or assumptions during the third quarter of 2006.

Mortgage Servicing Rights

The valuation of MSRs requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affect the fair value and the rate of amortization of MSRs. With respect to prepayment speeds, our MSRs decline in value when prepayment activity increases, as is common during periods of increased mortgage refinancing activity.

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

As a result of increased actual prepayment speeds and future prepayment speed assumptions applied to certain aged third party servicing portfolios, we recorded a temporary impairment of $3.6 million on our MSRs for the first nine months of 2006. It is possible that we may experience, in whole or in part, a reversal of the temporary impairment if actual future prepayments are lower than our future prepayment speed assumptions. Every quarter we value the third-party portion of our loan servicing portfolio using a prepayment speed assumption which management believes is appropriate given the product mix of the third-party servicing portfolio. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights and is therefore re-evaluated every quarter.

Deferral of Direct Loan Origination Costs

We incur certain direct loan origination costs in connection with our loan origination activities. Such amounts are recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting policy with respect to accounting for net interest income.

We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost estimate related to successful loan origination efforts for the three months ended September 30, 2006 based on existing facts and circumstances. Management evaluates its time and cost estimates quarterly to determine if updates and refinements to the deferral amounts are necessary. Updates will be necessary if it is determined that the time spent and/or costs incurred related to performing the above activities have significantly changed from the previous period. This estimate is made for all loans originated in our wholesale and retail channels. Correspondent production is not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are expensed as incurred. In the third quarter of 2006, we deferred $4.9 million in costs associated with originating loans and $5.4 million in nonrefundable fees related to mortgage loan originations. We also recorded net amortization of these deferred loan origination costs and fees of $1.1 million.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of September 30, 2006, we recorded $6.0 thousand as a valuation allowance on our deferred tax assets for capital losses incurred by a qualified REIT subsidiary during the first nine months of 2006 based on management’s belief that it is more likely than not that capital gains will not be generated within the next five years by the qualified REIT subsidiary to realize the benefit of this asset. The evaluation of the need for a valuation allowance takes into consideration our taxable income, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive taxable income changes, we may be required to record additional valuation allowances on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from the remainder of our deferred tax assets.

We believe we have complied with the REIT provisions of the Internal Revenue Code for the three months ended September 30, 2006 and currently intend to continue to comply with such provisions in the future. Accordingly, we do not expect to be subject to federal or state income tax on net income that is distributed to shareholders as long as we continue to comply with the requirements necessary to maintain our qualification as a REIT. In the event that we do not qualify as a REIT in any year, we will be subject to federal and state income tax as a domestic corporation, and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries are subject to federal and state income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

For further information about our critical accounting policies, refer to our 2005 Form 10-K.

Consolidated Results

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Overview. The two most influential factors currently affecting our net income in 2006 are the rising short-term interest rate environment, which causes our interest expense to increase significantly, and intense competitive pricing within our industry, which causes the interest rates we charge on our new loan production to be substantially lower in relation to our cost of funds than has historically been the case. These two factors compressed interest margins compared to the more favorable interest margins that we experienced in prior years. Additionally, decreases in the 2/3 year part of the forward LIBOR curve during the most recent quarter have negatively impacted the fair value of our derivative instruments. We expect that accounting for our derivative instruments as undesignated derivatives will continue to result in increased volatility in our results of operations, as fluctuations in the market price of the derivative instruments will result in changes in the fair value of the derivatives being recorded in our consolidated statements of operations, while the liability that our derivatives are hedging is not recorded at fair market value on our consolidated balance sheet.

Net income decreased $58.3 million, or 183%, to a net loss of $26.4 million for the three months ended September 30, 2006 from net income of $31.9 million for the three months ended September 30, 2005. This decrease was primarily the result of: (1) a decrease of $39.8 million in derivative (losses) gains due to declines in the 2/3 year part of the forward LIBOR curve; (2) a decrease of $29.3 million on our net interest income due primarily to an increase in the cost of our borrowings; and (3) a decrease of $1.2 million in our servicing income, net of amortization and impairment, due primarily to an increase in delinquencies. Offsetting these decreases, our provision for mortgage loan losses and our total operating expenses decreased $4.0 million and $1.5 million, respectively. Net income decreased $84.3 million, or 91%, to $8.6 million for the nine months ended September 30, 2006 from $92.9 million for the nine months ended September 30, 2005. This decrease was primarily the result of: (1) a decrease in our net interest income of $74.3 million due primarily to an increase in the cost of our borrowings; (2) a decrease of $20.6 million in derivative (losses) gains due to declines in the 2/3 year part of the forward LIBOR curve; and (3) an increase of $5.1 million in our loss on sale of mortgage assets due primarily to the repurchase of mortgage loans previously sold that had early payment defaults. Offsetting these factors, we had decreases in our provision for mortgage loan losses and total operating expenses of $1.7 million and $6.2 million, respectively.

Revenues

Total Net Revenues and Gains. Total net revenues and gains decreased $67.1 million, or almost 100%, to $0.1 million for the three months ended September 30, 2006 from $67.2 million for the three months ended September 30, 2005. Total net revenues and gains decreased $90.0 million, or 45%, to $111.8 million for the nine months ended September 30, 2006 from $201.8 million for the nine months ended September 30, 2005. The decrease in total net revenues and gains was primarily attributable to an increase in the cost of our borrowings as well as to decreases in our derivative gains and increases in our losses on sale of mortgage assets, offset by increases in our servicing income.

Interest Income. Interest income increased $10.8 million, or 9%, to $126.9 million for the three months ended September 30, 2006 from $116.1 million for the three months ended September 30, 2005. Interest income increased $32.7 million, or 10%, to $372.3 million for the nine months ended September 30, 2006 from $339.6 million for the nine months ended September 30, 2005. The increase in interest income was due primarily to the growth in our securitized mortgage loan portfolio and an increase of 61 basis points and 32 basis points in the weighted average coupons on our mortgage loan portfolio for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, respectively.

As shown in the table below, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, our interest income increased $9.3 million and $26.1 million, respectively, due to an increase in the size of our mortgage loan portfolio, and increased $4.7 million and $13.1 million, respectively, as a result of higher interest rates earned on our mortgage loan portfolio.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

	Three months ended September 30, 2006 Compared to Three months ended September 30, 2005			Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$2,172	$5,903	$8,075	$9,122	$14,553	$23,675
Loans funded by warehouse and repurchase financing	2,504	3,366	5,870	3,845	11,554	15,399
Mortgage bonds	60	(1)	59	149	(9)	140
Other	—	(4)	(4)	—	(12)	(12)
Total	$4,736	$9,264	14,000	$13,116	$26,086	39,202
Prepayment penalty income			(3,198)			(6,505)
			$10,802			$32,697

Interest Income Yield Analysis For the Three and Nine Months Ended September 30, 2006 and 2005

The following table presents the average yield on our interest-earning assets for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,639,306	$129,673	7.81%	$6,132,934	$110,450	7.20%
Less amortization of yield adjustments (1)	—	(8,643)	(0.52)%	—	(3,420)	(0.22)%
	$6,639,306	$121,030	7.29%	$6,132,934	$107,030	6.98%
Add prepayment penalty income	—	5,873	0.35%	—	9,071	0.59%
Total interest-earning assets	$6,639,306	$126,903	7.64%	$6,132,934	$116,101	7.57%

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$6,538,864	$372,675	7.60%	$6,070,007	$331,473	7.28%
Less amortization of yield adjustments (1)	—	(18,284)	(0.37)%	—	(16,284)	(0.36)%
	$6,538,864	$354,391	7.23%	$6,070,007	$315,189	6.92%
Add prepayment penalty income	—	17,906	0.36%	—	24,411	0.54%
Total interest-earning assets	$6,538,864	$372,297	7.59%	$6,070,007	$339,600	7.46%
_______________
(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

The increase in interest income correlated with the growth of our mortgage loan portfolio; however, it did not increase at the same rate as the increases in LIBOR as competitive pricing pressures constrained us from charging higher interest rates on our mortgage loan production. Our net mortgage loan portfolio increased $0.6 billion, or 10%, to $6.8 billion as of September 30, 2006 from $6.2 billion as of September 30, 2005. We anticipate that our interest income in dollars will continue to grow as our mortgage loan portfolio grows if interest rates rise. We also expect that our interest income may increase in 2006 if market-weighted average coupons increase.

Amortization of yield adjustments increased $5.2 million, or 153%, to $8.6 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. Amortization of yield adjustments increased $2.0 million, or 12%, to $18.3 million for the nine months ended September 30, 2006 from $16.3 million for the nine months ended September 30, 2005. This increase was predominantly caused by a decrease in the projected six-month LIBOR curve, which decreases cash flows in the future as adjustable rate mortgage loans, or ARMs, enter their reset period. A decrease in cash flows negatively affects the retrospective adjustment component of our level yield amortization by decreasing the internal rate of return used to calculate our net investment in the underlying mortgage loans.

Prepayment penalty income decreased $3.2 million, or 35%, to $5.9 million for the three months ended September 30, 2006 from $9.1 million for the three months ended September 30, 2005. This decrease was primarily related to a 32% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 1% decline in the average amount of the prepayment penalty fees we collected. Prepayment penalty income decreased $6.5 million, or 27%, to $17.9 million for the nine months ended September 30, 2006 from $24.4 million for the nine months ended September 30, 2005. This decrease was primarily related to a 23% decline in the number of loans paying off in our portfolio which contained prepayment penalty features as well as a 2% decline in the average amount of the prepayment penalty fees we collected. The declines in the average size and number of loans with prepayment penalties is a direct result of amendments to government regulations related to the Alternative Mortgage Transactions Parity Act, which became effective July 1, 2003. These amendments eliminated federal preemption of state restrictions on prepayment penalties on certain types of mortgage loans. Management expects that these amendments will continue to reduce our prepayment penalty income in future periods.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our securitized loan principal balance was composed of 66% adjustable rate mortgage loans and 34% fixed rate loans at September 30, 2006. The aggregate unpaid principal balances of our adjustable rate loans in their reset period was $548.1 million, or 14.8% of our portfolio, at September 30, 2006. As shown in the following tables, the weighted average coupon, or WAC, on the ARM portion of our securitizations increased as of September 30, 2006 compared to December 31, 2005, while the WAC on the fixed rate mortgage, or FRM, portion of our securitizations decreased slightly or remained constant as of September 30, 2006 compared to December 31, 2005. The following tables set forth information about our securitized mortgage loan portfolio, by Saxon Asset Securities Trust, or SAST, transaction, including those loans associated with our securitized REO properties as of September 30, 2006 and December 31, 2005.

	Issue date	Original aggregate loan principal balance	Current aggregate loan principal balance	Fixed current aggregate loan principal balance	ARM current aggregate loan principal balance	Percentage of portfolio	Percentage of original remaining	Current WAC fixed	Current WAC ARM
($ in thousands)
September 30, 2006
SAST 2001-2	8/2/2001	$650,410	$74,861	$54,488	$20,373	1%	12%	9.09%	11.05%
SAST 2001-3	10/11/2001	699,999	60,009	29,399	30,610	1%	9%	9.88%	10.78%
SAST 2002-1	3/14/2002	899,995	105,934	65,323	40,611	2%	12%	8.83%	10.55%
SAST 2002-2	7/10/2002	605,000	71,591	35,671	35,920	1%	12%	8.96%	10.74%
SAST 2002-3	11/8/2002	999,999	132,706	70,134	62,572	2%	13%	8.35%	10.55%
SAST 2003-1	3/6/2003	749,996	133,507	96,555	36,952	2%	18%	7.35%	10.10%
SAST 2003-2	5/29/2003	599,989	106,563	70,302	36,261	2%	18%	7.20%	9.26%
SAST 2003-3	9/16/2003	1,000,000	235,184	156,294	78,890	4%	24%	7.11%	9.23%
SAST 2004-1	2/19/2004	1,099,999	272,836	124,720	148,116	5%	25%	7.79%	9.18%
SAST 2004-2	7/27/2004	1,199,994	466,318	319,548	146,770	8%	39%	6.91%	8.20%
SAST 2004-3	10/27/2004	899,956	382,186	83,128	299,058	7%	42%	7.79%	7.87%
SAST 2005-1	1/25/2005	999,972	519,205	86,044	433,161	9%	52%	7.40%	6.78%
SAST 2005-2	6//07/2005	979,990	566,111	110,254	455,857	10%	58%	7.51%	7.12%
SAST 2005-3	9/29/2005	899,999	632,914	152,528	480,386	11%	70%	7.28%	7.18%
SAST 2005-4	12/21/2005	639,994	504,460	118,507	385,953	9%	79%	7.69%	7.69%
SAST 2006-1	5/2/2006	499,973	415,564	92,829	322,735	7%	83%	8.22%	8.24%
SAST 2006-2	6/7/2006	999,949	925,645	239,653	685,992	17%	93%	8.18%	8.41%
Total		$14,425,214	$5,605,594	$1,905,377	$3,700,217
Less: unpaid principal balance of securitized REO properties			(58,198)
Total securitized loans			$5,547,396

December 31, 2005
SAST 2001-2	8/2/2001	$650,410	$96,608	$68,777	27,831	2%	15%	9.18%	10.34%
SAST 2001-3	10/11/2001	699,999	84,561	37,340	47,221	1%	12%	9.93%	9.98%
SAST 2002-1	3/14/2002	899,995	142,946	79,862	63,084	2%	16%	8.87%	9.61%
SAST 2002-2	7/10/2002	605,000	102,646	45,899	56,747	2%	17%	8.97%	9.76%
SAST 2002-3	11/8/2002	999,999	189,019	88,057	100,961	3%	19%	8.37%	9.28%
SAST 2003-1	3/6/2003	749,996	194,274	122,268	72,006	3%	26%	7.38%	8.79%
SAST 2003-2	5/29/2003	599,989	160,949	89,336	71,613	3%	27%	7.21%	8.27%
SAST 2003-3	9/16/2003	1,000,000	344,009	192,094	151,915	6%	34%	7.17%	8.14%
SAST 2004-1	2/19/2004	1,099,999	477,122	156,521	320,601	8%	43%	7.82%	7.73%
SAST 2004-2	7/27/2004	1,199,994	710,671	384,640	326,031	12%	59%	6.95%	6.68%
SAST 2004-3	10/27/2004	899,956	563,859	103,023	460,836	9%	63%	7.80%	7.07%
SAST 2005-1	1/25/2005	999,972	711,372	106,440	604,932	12%	71%	7.40%	6.77%
SAST 2005-2	6//07/2005	979,990	808,742	132,692	676,050	14%	83%	7.49%	7.16%
SAST 2005-3	9/29/2005	899,999	857,855	175,798	682,057	14%	95%	7.29%	7.22%
SAST 2005-4	12/21/2005	499,625	496,839	111,207	385,633	8%	99%	7.70%	7.68%
Total		$12,784,923	$5,941,472	$1,893,954	$4,047,518
Less: unpaid principal balance of securitized REO properties			(46,692)
Total securitized loans			$5,894,780

Borrowers who accept a prepayment penalty receive a lower interest rate on their mortgage loan. A number of states restrict our ability to charge prepayment penalties on mortgage loans made to borrowers in such states. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six months of interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan is prepaid within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees as part of interest income on our consolidated statements of operations. In addition, if a loan prepays we fully expense any related deferred costs for that loan upon prepayment. We also reflect the amortization of these deferred costs as part of interest income on our consolidated statement of operations.

As discussed above, we experienced a decrease in prepayments of our mortgage loans and a decrease in our prepayment penalty income during the third quarter of 2006 compared to the third quarter of 2005. This was due to a decline in the amount of the average prepayment penalty as well as a decline in the percentage of mortgage loans in our portfolio having prepayment penalty features. We expect our prepayment speeds to continue to decrease in future periods if interest rates continue to rise and housing prices continue to decline.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
September 30, 2006
SAST 2001-2	8/2/2001	3.58%	24.75%	32.63%	29.44%	40.57%
SAST 2001-3	10/11/2001	30.45%	25.56%	43.19%	33.15%	43.42%
SAST 2002-1	3/14/2002	41.33%	22.44%	43.88%	30.00%	43.88%
SAST 2002-2	7/10/2002	17.61%	30.23%	43.35%	32.97%	43.45%
SAST 2002-3	11/8/2002	1.28%	28.91%	51.24%	30.44%	45.77%
SAST 2003-1	3/6/2003	3.15%	27.24%	57.09%	27.78%	49.67%
SAST 2003-2	5/29/2003	2.26%	25.24%	56.41%	27.73%	50.55%
SAST 2003-3	9/16/2003	27.43%	24.84%	59.46%	24.03%	47.69%
SAST 2004-1	2/19/2004	35.72%	26.17%	61.01%	25.77%	48.57%
SAST 2004-2	7/27/2004	50.55%	23.37%	58.63%	22.84%	48.67%
SAST 2004-3	10/27/2004	54.62%	24.32%	40.88%	21.34%	37.78%
SAST 2005-1	1/25/2005	63.08%	23.00%	37.35%	20.21%	34.62%
SAST 2005-2	6/07/2005	60.35%	19.86%	40.19%	17.66%	37.30%
SAST 2005-3	9/29/2005	58.87%	—	—	14.78%	33.84%
SAST 2005-4	12/21/2005	62.53%	—	—	19.68%	29.75%
SAST 2006-1	5/2/2006	52.75%	—	—	23.17%	42.47%
SAST 2006-2	6/7/2006	58.18%	—	—	11.69%	25.32%

December 31, 2005
SAST 2001-2	8/2/2001	51.36%	28.82%	36.73%	30.34%	41.58%
SAST 2001-3	10/11/2001	30.33%	29.52%	45.52%	34.30%	43.45%
SAST 2002-1	3/14/2002	37.03%	32.32%	51.35%	31.59%	44.02%
SAST 2002-2	7/10/2002	14.15%	36.81%	51.72%	34.13%	43.72%
SAST 2002-3	11/8/2002	14.81%	33.0%	52.65%	31.39%	45.12%
SAST 2003-1	3/6/2003	59.40%	30.08%	56.22%	28.05%	46.60%
SAST 2003-2	5/29/2003	57.73%	32.01%	59.97%	28.44%	47.53%
SAST 2003-3	9/16/2003	51.60%	30.59%	54.33%	24.49%	44.19%
SAST 2004-1	2/19/2004	57.64%	29.80%	45.96%	25.35%	39.91%
SAST 2004-2	7/27/2004	63.00%	25.99%	41.89%	22.81%	37.58%
SAST 2004-3	10/27/2004	58.56%	21.63%	37.56%	19.21%	35.58%
SAST 2005-1	1/25/2005	61.53%	—	—	16.78%	33.40%
SAST 2005-2	6/07/2005	58.70%	—	—	13.44%	31.24%
SAST 2005-3	9/29/2005	56.23%	—	—	8.87%	22.95%
SAST 2005-4	12/21/2005	58.65%	—	—	—	—

Interest Expense. Interest expense increased $40.1 million, or 58%, to $108.9 million for the three months ended September 30, 2006 from $68.8 million for the three months ended September 30, 2005. Interest expense increased $107.0 million, or 58%, to $292.3 million for the nine months ended September 30, 2006 from $185.3 million for the nine months ended September 30, 2005. The table below presents the total change in interest expense for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, and the amount of the total change that was attributable to increasing interest rates and an increase in our outstanding debt. Our interest expense increased $27.8 million and $79.9 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 as a result of higher interest rates on our interest-bearing liabilities and increased $12.2 million and $27.0 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 due to an increase in our borrowings.

Rate/Volume Table For the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

	Three months ended September 30, 2006 Compared to Three months ended September 30, 2005			Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$25,048	$4,931	$29,979	$74,961	$9,341	$84,302
Warehouse and repurchase financing:
Lines of credit	1,254	36	1,290	470	262	732
Repurchase agreements	1,587	1,742	3,329	4,546	8,221	12,767
Senior notes	—	4,613	4,613	—	7,533	7,533
Other	—	914	914	—	1,648	1,648
Total	$27,889	$12,236	$40,125	$79,977	$27,005	$106,982

As seen in the table below, our average balance of borrowings increased $0.8 billion, or 13%, to $7.0 billion for the three months ended September 30, 2006 from $6.2 billion for the three months ended September 30, 2005 and increased $0.6 billion, or 10%, to $6.8 billion for the nine months ended September 30, 2006 from $6.2 billion for the nine months ended September 30, 2005 as a result of the growth in our mortgage loan portfolio. Compensating balance credits increased $0.8 million, or 62%, to $2.1 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005 and increased $3.4 million, or 126%, to $6.1 million for the nine months ended September 30, 2006 from $2.7 million for the nine months ended September 30, 2005 as a result of increases in the underlying escrow balances and an increase in the LIBOR index rate. Additionally, our yield adjustments increased $0.8 million, or 32%, to $3.3 million net amortization for the three months ended September 30, 2006 from $2.5 million net amortization for the three months ended September 30, 2005 and increased $7.7 million, to $8.3 million net amortization for the nine months ended September 30, 2006 from $0.6 million net amortization for the nine months ended September 30, 2005. This increase was due primarily to a decrease of $8.4 million in the accretion of bond premium on the interest only classes of some of our bonds, partially offset by a $0.7 million decrease in our amortization of bond issuance costs and a $0.2 million decrease in our amortization of bond discount on other classes of our bonds.

Interest Expense Yield Analysis For the Three and Nine Months Ended September 30, 2006 and For the Three and Nine Months Ended September 30, 2005

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing - loans	$217,210	$3,524	6.35%	$175,874	$1,465	3.26%
Less compensating balance credits (1)	—	(2,109)	(3.80)%	—	(1,339)	(2.98)%
Net warehouse financing - loans	217,210	1,415	2.55%	175,874	126	0.28%

Repurchase agreements	436,010	6,587	5.91%	302,438	3,258	4.22%

Securitization financing:
Gross	6,160,865	91,152	5.92%	5,745,518	61,855	4.31%
Add net amortization of yield adjustments (2)	—	3,153	0.20%	—	2,470	0.17%
Net securitization financing:	6,160,865	94,305	6.12%	5,745,518	64,325	4.48%

Senior notes:
Gross	150,000	4,500	12.00%	—	—	—
Add amortization of yield adjustments (2)	—	113	0.30%	—	—	—
Net senior notes:	150,000	4,613	12.30%	—	—	—

Other expenses	—	2,012	—	—	1,098	—
Total interest-bearing liabilities	$6,964,085	$108,932	6.26%	$6,223,830	$68,807	4.42%

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing - loans	$192,439	$8,862	6.07%	$179,333	$4,961	3.65%
Less compensating balance credits (1)	—	(5,936)	(4.07)%	—	(2,654)	(1.95)%
Net warehouse financing - loans	192,439	2,926	2.00%	$179,333	$2,307	1.70%

Warehouse financing - servicing rights	5,965	302	6.68%	—	—	—
Less compensating balance credits (1)	—	(189)	(4.19)%	—	—	—
Net warehouse financing - servicing rights	5,965	113	2.49%	—	—	—

Repurchase agreements	473,535	20,124	5.60%	$255,098	$7,357	3.80%

Securitization financing:
Gross	6,022,204	248,563	5.50%	5,725,673	171,777	4.00%
Add net amortization of yield adjustments (2)	—	8,158	0.18%	—	642	0.01%
Net securitization financing:	6,022,204	256,721	5.68%	$5,725,673	$172,419	4.01%

Senior notes:
Gross	81,667	7,350	12.00%	—	—	—
Add amortization of yield adjustments (2)	—	183	0.30%	—	—	—
Net senior notes:	81,667	7,533	12.30%	—	—	—

Other expenses	—	4,850	—	—	3,202	—
Total interest-bearing liabilities	$6,775,810	$292,267	5.75%	$6,160,104	$185,285	4.01%
_____________
(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, and debt issuance costs related to our bonds and senior notes.

Net Interest Margin. Our net interest margin decreased to 1.1% for the three months ended September 30, 2006 from 3.1% for the three months ended September 30, 2005. Our net interest margin decreased to 1.6% for the nine months ended September 30, 2006 from 3.4% for the nine months ended September 30, 2005. The decline in our net interest margin was primarily attributable to an increase in the cost of our borrowings due to an increase of 150 basis points in one-month LIBOR from the third quarter of 2005 to the third quarter of 2006. At the same time, competitive pricing pressures were constraining us from charging higher interest rates on our mortgage loan production.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses decreased $4.0 million, or 21%, to $15.1 million for the three months ended September 30, 2006 from $19.1 million for the three months ended September 30, 2005. Provision for mortgage loan losses decreased $1.7 million, or 6%, to $29.1 million for the nine months ended September 30, 2006 from $30.8 million for the nine months ended September 30, 2005. In the third quarter of 2005, we reserved $6.8 million for estimated losses due to damage from Hurricane Katrina, which caused our provision for mortgage loan losses for both the three and nine months ended September 30, 2005 to be higher than normal. During the three and nine months ended September 30, 2006, we also reversed $0.3 million and $1.8 million, respectively, of the Katrina reserve due to the receipt of additional inspection reports and due to the liquidation of certain mortgage loans. The effect of the Hurricane Katrina provisions and reversals in 2005 and 2006 offset the actual increase in the provision for mortgage loan losses for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.

Total delinquencies, bankruptcies, and foreclosures for the third quarter of 2006 were 24% higher at $911.1 million than total delinquencies, bankruptcies, and foreclosures for the third quarter of 2005 at $737.5 million. Total delinquencies, bankruptcies, and foreclosures as a percentage of our owned portfolio were 14% as of September 30, 2006 while total delinquencies, bankruptcies, and foreclosures as a percentage of our owned portfolio were 12% as of September 30, 2005. This rise in delinquency levels in our owned servicing portfolio was due primarily to the seasoning of our assets and general macro economic conditions, such as declining home price appreciation and increasing interest rates. We also saw an increase in loss severities in the third quarter 2006 from the third quarter of 2005 primarily as a result of the flattening in the housing market causing an increase in the severity of losses on liquidated properties, as home prices are decreasing and properties are remaining on the market longer.

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

Delinquency and Loss Experience Of Our Owned Portfolio

	September 30,
	2006	2005
Total Delinquencies and Loss Experience	($ in thousands)
Total outstanding principal balance (at period end)	$6,794,992	$6,185,969
Delinquency (at period end):
30-59 days:
Principal balance	$416,159	$357,960
Delinquency percentage	6.12%	5.79%
60-89 days:
Principal balance	$136,128	$85,159
Delinquency percentage	2.00%	1.38%
90 days or more:
Principal balance	$93,124	$40,316
Delinquency percentage	1.37%	0.65%
Bankruptcies (1):
Principal balance	$123,684	$125,780
Delinquency percentage	1.82%	2.03%
Foreclosures:
Principal balance	$141,962	$128,253
Delinquency percentage	2.09%	2.07%
Real estate owned (2):
Principal balance	$59,508	$46,310
Delinquency percentage	0.88%	0.75%
Total seriously delinquent including real estate owned (3) (4)	$521,798	$393,843
Total seriously delinquent including real estate owned (3) (4)	7.68%	6.37%
Total seriously delinquent excluding real estate owned (4)	$462,291	$347,533
Total seriously delinquent excluding real estate owned (4)	6.80%	5.62%
Securitization net losses on liquidated loans - quarter ended	$13,891	$9,496
Percentage of securitization net losses on liquidated loans (5)	0.82%	0.61%
Loss severity on liquidated loans for the quarter (6)	43.93%	37.32%
Charge-offs - quarter ended(7)	$15,425	$8,618
Percentage of charge-offs (5)	0.91%	0.56%
________________

(1)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio as of September 30, 2006 and 2005 are $22.6 million and $24.5 million, respectively.

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

(4)
Total seriously delinquent including REO using the OTS method would be $379.0 million, or 5.58% as of September 30, 2006, and $303.3 million, or 4.90%, as of September 30, 2005. Total seriously delinquent excluding REO using the OTS method would be $319.5 million, or 4.70% as of September 30, 2006 and $257.0 million, or 4.16% as of September 30, 2005.

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

(7)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of securitization net losses on liquidated loans to charge-offs below.

Reconciliation of Securitization Net Losses on Liquidated Loans to Charge-offs

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Securitization net losses on liquidated loans	$13,891	$9,496
Loan transfers to real estate owned	12,695	7,530
Realized losses on real estate owned	(11,649)	(7,789)
Timing differences between liquidation and claims processing	—	(258)
Interest not advanced on warehouse loans	(48)	(157)
Other	536	(204)
Charge-offs (1)	$15,425	$8,618
________________
(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, decreased $1.2 million, or 6%, to $17.9 million for the three months ended September 30, 2006 from $19.1 million for the three months ended September 30, 2005. Servicing income, net of amortization and impairment, increased $8.1 million, or 16%, to $58.0 million for the nine months ended September 30, 2006 from $49.9 million for the nine months ended September 30, 2005. The increase in gross servicing income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily the result of the acquisition of additional third-party servicing rights as well as a higher average total servicing portfolio due to the continued growth in our owned portfolio, which generates servicing income in the form of ancillary fees. As our total servicing portfolio grew and LIBOR increased during the third quarter of 2006 as compared to the third quarter of 2005, interest earned on the associated escrow balances increased $3.9 million, or 62%, to $10.2 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005 and increased $12.4 million, or 97%, to $25.2 million for the nine months ended September 30, 2006 from $12.8 million for the nine months ended September 30, 2005. These increases were offset by an increase of $2.8 million and $12.8 million of amortization and impairment expense of MSRs for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. The increase in amortization and impairment expenses was due to increased prepayment speeds on certain aged third-party servicing portfolios during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as well as growth in our servicing portfolio.

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

Servicing Income For the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Variance	2006	2005	Variance
	($ in thousands)			($ in thousands)
Average third-party servicing portfolio	$19,223,402	$20,282,597	(5)%	$19,559,134	$17,673,359	11%
Average owned portfolio	$6,594,384	$5,981,671	10%	$6,456,321	$5,983,204	8%
Average total servicing portfolio	$25,817,786	$26,264,268	(2)%	$26,015,455	$23,656,563	10%
Gross servicing income	$37,522	$35,889	5%	$109,557	$88,632	24%
Amortization and impairment	$19,631	$16,826	17%	$51,596	$38,779	33%

Servicing fees - third-party portfolio (1)(2)	49	51		50	52
Amortization and impairment- third-party portfolio(1)	41	33		35	30
Other servicing income - total servicing portfolio(1)(3)	22	15		25	15
Servicing income - total servicing portfolio(1)	58	55		56	50
___________

(1)	In basis points.

(2)	Includes master servicing fees.

(3)
Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third-party portfolio as well as the owned portfolio.

Derivative gains (losses). We use derivative instruments to manage our exposure to changes in interest rates. Changes in one-month LIBOR may have an immediate impact on our borrowing costs and our net interest margin, while the immediate impact of such changes on derivative instruments is reflected in derivative gains (losses), which is not a component of net interest margin. Over the term of the debt, we believe the derivatives should effectively protect our net revenues.

Derivative losses increased $39.8 million, or 200%, to a loss of $19.9 million for the three months ended September 30, 2006 from a gain of $19.9 million for the three months ended September 30, 2005. This increase in derivative losses was primarily due to a $28.9 million decrease in the non cash fair value of our derivative instruments as well as a $10.1 million decrease in cash received for the change in the fair value of futures and a $0.8 million decrease in cash received for the settlement of caps and swaps. Derivative gains decreased $20.5 million, or 79%, to a gain of $5.5 million for the nine months ended September 30, 2006 from a gain of $26.0 million for the nine months ended September 30, 2005. This decrease was primarily due to a decrease of $11.8 million in the non cash fair value of our derivative instruments as well as a $6.4 million decrease in cash received for the change in the fair value of futures and a $2.2 million decrease in cash received for the settlement of caps and swaps.

The change in derivative (losses) gains during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 was primarily the result of the inversion of the forward LIBOR curve during the third quarter of 2006, both of which negatively impacted the fair value of our derivatives. We expect that accounting for the derivative instruments as undesignated derivatives will continue to result in increased volatility in our results of operations, as fluctuations in the market price of the derivative instruments will result in changes in the fair value of the derivatives being recorded in our consolidated statements of operations.

(Loss) gain on sale of assets. Loss on sale of assets was $(0.8) million for the three months ended September 30, 2006 compared to a gain of $44.0 thousand for the three months ended September 30, 2005. Loss on sale of assets increased $5.1 million, or 204%, to a loss of $(2.6) million for the nine months ended September 30, 2006 from a gain of $2.5 million for the nine months ended September 30, 2005. This increase in loss was primarily due to repurchases of $1.0 million of loans previously sold due to early payment default as well as increased losses recorded on the sale of $40.6 million in principal balances of second lien mortgage loans.

Operating expenses

During the first nine months of 2006, we made significant progress in reducing our operating expenses and increasing our efficiencies due to management’s continued focus in this area. Despite having incurred $2.6 million in expenses during the third quarter of 2006 related to the pending merger with MSMC, total operating expenses decreased by $1.4 million, or 3%, to $39.5 million for the three months ended September 30, 2006 from $41.1 million for the three months ended September 30, 2005 and decreased $6.0 million, or 5%, to $109.1 million for the nine months ended September 30, 2006 from $115.1 million for the nine months ended September 30, 2005.

Payroll and Related Expenses. Payroll and related expenses decreased $3.0 million, or 14%, to $18.3 million for the three months ended September 30, 2006 from $21.3 million for the three months ended September 30, 2005. Payroll and related expenses decreased $5.7 million, or 10%, to $53.6 million for the nine months ended September 30, 2006 from $59.3 million for the nine months ended September 30, 2005. Specifically:

•
Salary and overtime expense and associated payroll taxes and benefits decreased $0.3 million, or 1.8%, to $16.3 million for the three months ended September 30, 2006 from $16.6 million for the three months ended September 30, 2005, and decreased $2.6 million, or 5%, to $47.8 million for the nine months ended September 30, 2006 from $50.5 million for the nine months ended September 30, 2005. These decreases were primarily due to a 9% decline in average headcount from 1,229 employees for the period ended September 30, 2005 to 1,121 employees for the period ended September 30, 2006, primarily due to headcount reductions made in the fourth quarter of 2005.

•
Bonus expense decreased $0.5 million, or 23%, to $1.7 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005, and decreased $0.9 million, or 15%, to $5.1 million for the nine months ended September 30, 2006 from $6.0 million for the nine months ended September 30, 2005. The decrease was primarily due to our decline in headcount and our revised bonus structure.

•
Commission expense decreased $1.6 million, or 29%, to $4.0 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005, and decreased $3.4 million, or 21%, to $12.8 million for the nine months ended September 30, 2006 from $16.2 million for the nine months ended September 30, 2005. The significant decrease was primarily due to revisions to our commission plan structure, offset by increased mortgage loan production during the nine months ended September 30, 2006.

•
Severance expense decreased $1.1 million, or 92%, to $0.1 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005, and decreased $1.5 million, or 88%, to $0.2 million for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005.

•
Deferred payroll and related expenses, as they related to direct loan origination costs, decreased $1.2 million, or 20%, to $4.7 million for the three months ended September 30, 2006 from $5.9 million for the three months ended September 30, 2005, and decreased $3.6 million, or 19%, to $15.1 million for the nine months ended September 30, 2006 from $18.7 million for the nine months ended September 30, 2005. These decreases were primarily due to significant decreases in our operating expenses that can be deferred as it now costs us less to produce mortgage loans, and as a result, there are fewer expenses to defer.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 2%, to $16.6 million for the three months ended September 30, 2006, from $16.9 million for the three months ended September 30, 2005, and decreased $3.7 million, or 8%, to $44.6 million for the nine months ended September 30, 2006 from $48.3 for the nine months ended September 30, 2005. These decreases were primarily due to our continued efforts to reduce our operating expenses.

The decrease in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 consisted of:

•	a $0.8 million decrease in advertising expense;
•	a $0.7 million decrease in rent expense;
•	a $0.6 million decrease in employee related expenses;
•	a $0.2 million decrease in credit report and appraisal fee expenses primarily due to our policy change to begin collecting these amounts from the borrowers;
•	a $0.3 million decrease in office expenses.

These decreases were partially offset by $2.6 million in one-time expenses relating to the pending merger with MSMC.

The decrease in general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 consisted of:

•	a $2.5 million decrease in advertising expense;
•	a $0.4 million decrease in rent expense;
•	a $2.0 million decrease in employee related expenses;
•	a $0.9 million decrease in consulting services;
•	a $1.0 million decrease in credit report and appraisal fee expenses primarily due to our policy change to begin collecting these amounts from the borrowers;
•	a $0.9 million decrease in office expenses;
•	a $0.4 million decrease in conference expenses;
•	a $0.3 million decrease in investor relations expense.

These decreases were partially offset by $2.6 million in one-time expenses relating to the pending merger with MSMC, a $0.6 million increase in litigation expenses, a $0.5 million increase in accounting fees primarily relating to the restatement of our financial statements, a $0.9 million decrease in our deferred loan origination costs, and a $0.8 million increase in lease expense.

Income Tax Benefit. We recorded a $13.1 million tax benefit during the three months ended September 30, 2006, and a $5.8 million tax benefit during the nine months ended September 30, 2006.  The primary drivers of this benefit include: 1) the impact of intercompany activity between our taxable REIT subsidiaries and our qualified REIT subsidiaries, 2) the provision for taxes on the income earned in our taxable REIT subsidiaries, 3) state tax adjustments related to the enactment of new tax legislation in the state of Texas, and 4) the impact of the throwback distribution to the 2005 REIT taxable year.

Reconciliation of GAAP Net (Loss) Income to Estimated REIT Taxable Net (Loss) Income

The following table is a reconciliation of GAAP net (loss) income to estimated REIT taxable net (loss) income for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	($ in thousands)
Consolidated GAAP (loss) income before taxes	$(39,493)	$2,849
Estimated tax adjustments:
Plus:
Provision for losses - REIT portfolio	6,101	20,088
Provision for past due interest - REIT portfolio	2,657	7,840
Elimination of intercompany pre tax net loss	8,346	4,013
Hedging income (1)	13,049	4,996
Taxable REIT subsidiary pre-tax net loss	2,690	—
Securitized loan adjustments for tax	1,686	—
Miscellaneous	1,492	2,962
Less:
Taxable REIT subsidiary pre-tax net income	—	8,006
Securitized loan adjustments for tax	—	5,120
Estimated Qualified REIT taxable (loss) income	$(3,472)	$29,622
Estimated Qualified REIT taxable (loss) income per basic common share	$(0.07)	$0.59
________________
(1)	Although we have eliminated the use of hedge accounting under SFAS No. 133 for financial purposes, we continue to account for certain of our derivative instruments as hedges for tax purposes.

The estimated REIT taxable (loss) income for the three and nine months ended September 30, 2006 set forth in the table above is an estimate only and is subject to change until we file our 2006 REIT federal tax returns.

Business Segment Results

We operate our business through three core business segments: mortgage loan production, portfolio and mortgage loan servicing. All segments except the portfolio segment are operated by our taxable REIT subsidiaries. In this section, we discuss performance and results of our business segments for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005. See Note 11 to our unaudited consolidated financial statements for additional information about the results of our business segments.

Portfolio Segment

In our portfolio segment, we use our equity capital and borrowed funds to invest in our mortgage loan portfolio to produce net interest income. We conduct certain mortgage loan table funding activities through our qualified REIT subsidiary in our portfolio segment. We also record servicing expense associated with servicing our mortgage loan portfolio in our portfolio segment. We evaluate the performance of our portfolio segment based on total net revenues and gains. Total net revenues and gains for the portfolio segment decreased $17.2 million, or 44%, to $21.7 million for the three months ended September 30, 2006 from $38.9 million for the three months ended September 30, 2005. Total net revenues and gains for the portfolio segment decreased $74.8 million, or 63%, to $43.2 million for the nine months ended September 30, 2006 from $118.0 million for the nine months ended September 30, 2005. The fluctuation in total net revenues and gains was primarily due to the increase in our borrowing costs as well as volatility in derivative gains (losses) during those periods.

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

Our Mortgage Loan Servicing Portfolio

In addition to servicing mortgage loans that we originate or purchase through our taxable REIT subsidiaries and retain in our portfolio, we also service mortgage loans for other lenders and investors. Our mortgage loan servicing portfolio, including loans recorded on our consolidated balance sheets, increased $1.8 billion, or 7%, to $26.6 billion as of September 30, 2006 from $24.8 billion as of December 31, 2005. As of September 30, 2006, we serviced 123,077 loans with a principal balance of $19.8 billion for third-parties and 44,599 loans with a principal balance of $6.8 billion related to our owned portfolio. As of December 31, 2005, we serviced 119,311 loans with a principal balance of $18.4 billion for third-parties and 43,636 loans with a principal balance of $6.4 billion related to our owned portfolio. The increase during the first nine months of 2006 was due primarily to the acquisition of servicing rights related to $8.6 billion of mortgage loans owned by non-affiliated companies a well as the origination and purchase of $2.5 billion of mortgage loans. This increase was partially offset by reductions due to payments totaling $9.0 billion during the nine months ended September 30, 2006.

Our Delinquency and Loss Experience - Total Servicing Portfolio

We experienced an increase in seriously delinquent accounts for our total servicing portfolio to 9.48% as of September 30, 2006 from 6.26% as of September 30, 2005. In the first nine months of 2006, we saw a rise in delinquency levels in our total servicing portfolio due primarily to the aging of the portfolio and general macro- economic conditions. Higher delinquencies on our third-party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs and will cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the total mortgage loan portfolio we service for the periods indicated using the MBA method. (See footnote (4) below the table for disclosure of seriously delinquent data using the OTS method.)

	September 30,
	2006	2005
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$26,605,552	$26,356,770
Delinquency (at period end):
30-59 days:
Principal balance	$1,740,898	$1,515,753
Delinquency percentage	6.54%	5.75%
60-89 days:
Principal balance	$598,466	$414,500
Delinquency percentage	2.25%	1.57%
90 days or more:
Principal balance	$471,033	$248,530
Delinquency percentage	1.77%	0.94%
Bankruptcies (2):
Principal balance	$415,796	$397,545
Delinquency percentage	1.56%	1.51%
Foreclosures:
Principal balance	$747,668	$542,642
Delinquency percentage	2.81%	2.06%
Real estate owned:
Principal balance	$384,793	$157,192
Delinquency percentage	1.45%	0.60%
Total seriously delinquent including real estate owned (3)(4)	$2,523,351	$1,649,245
Total seriously delinquent including real estate owned (3)(4)	9.48%	6.26%
Total seriously delinquent excluding real estate owned(3)(4)	$2,138,558	$1,492,053
Total seriously delinquent excluding real estate owned(3)(4)	8.04%	5.66%
Securitization net losses on liquidated loans - quarter ended	$62,607	$23,111
Percentage of securitization net losses on liquidated loans (5)	0.94%	0.35%
Loss severity on liquidated loans for the quarter (6)	41.31%	36.99%
________________
(1)	Includes all loans we service.

(2)
Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio as of September 30, 2006 and September 30, 2005 are $69.8 million and $87.8 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)
Total seriously delinquent including REO using the OTS method would be $1.9 billion, or 7.19%, as of September 30, 2006 and $1.2 billion, or 4.63%, as of September 30, 2005. Total seriously delinquent excluding REO using the OTS method would be $1.5 billion, or 5.74%, as of September 30, 2006 and $1.1 billion, or 4.04%, as of September 30, 2005.

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

Losses by Year Funded (1) (2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Cumulative Loss Percentage (3)	Loss Severity (4) (5)
	($ in thousands)
Pre-divestiture:
1996	$741,645	$7,749	1%	1.94%	31.35%
1997	$1,769,538	$29,311	2%	3.27%	39.11%
1998	$2,084,718	$65,738	3%	4.14%	39.63%
1999	$2,381,387	$133,140	6%	5.34%	42.50%
2000	$2,078,637	$141,042	7%	5.96%	44.65%
2001	$499,879	$42,837	9%	4.09%	46.15%
Post-divestiture:
2001	$1,833,357	$172,624	9%	4.20%	42.54%
2002	$2,484,074	$286,043	12%	1.98%	37.72%
2003	$2,842,942	$537,628	19%	0.75%	30.18%
2004	$3,764,628	$1,306,294	35%	0.36%	31.78%
2005	$3,349,035	$2,071,133	62%	0.07%	22.35%
2006	$2,512,672	$2,144,029	85%	—	13.92%
_________________
(1) Includes loans originated or purchased by our predecessor and us.

(2) As of September 30, 2006.

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

Mortgage loan production was $846.3 million for the three months ended September 30, 2006, which represents a 0.2% decrease from our production of $847.8 million for the three months ended September 30, 2005. Mortgage loan production was $2.5 billion for the nine months ended September 30, 2006, which represents a 4% increase from our production of $2.4 billion for the nine months ended September 30, 2005.

Our wholesale mortgage loan production was $394.4 million for the three months ended September 30, 2006, a decrease of 3% from the three months ended September 30, 2005. Our wholesale mortgage loan production was $1.2 billion for the nine months ended September 30, 2006, an increase of 9% from the nine months ended September 30, 2005.

Our retail mortgage loan production was $159.6 million for the three months ended September 30, 2006, a decrease of 6% from the three months ended September 30, 2005. Our retail mortgage loan production was $469.9 million for the nine months ended September 30, 2006, a decrease of 15% from the nine months ended September 30, 2005.

Our correspondent flow mortgage loan production was $155.7 million for the three months ended September 30, 2006, a decrease of 32% from the three months ended September 30, 2005. Our correspondent flow mortgage loan production was $573.7 million for the nine months ended September 30, 2006, a decrease of 12% from the nine months ended September 30, 2005.

We had no correspondent bulk mortgage loan production for the three months ended September 30, 2006, as compared to $44.2 million of correspondent bulk mortgage loan production for the three months ended September 30, 2005. Our correspondent bulk mortgage loan production was $18.1 million for the nine months ended September 30, 2006, a decrease of 84% from the nine months ended September 30, 2005.

Our conduit bulk mortgage loan purchases were $136.6 million and $256.0 million for the three and nine months ended September 30, 2006, respectively. We apply our conduit bulk purchase process to selected pools of loans from sellers that we consider qualified based on factors that include our assessment of the correspondent seller's financial strength, management, industry experience, and quality of loan underwriting guidelines and procedures. The primary differences between our traditional bulk purchase process and our conduit bulk purchase process are that: (a) pools of loans purchased through the conduit bulk purchase process may be underwritten in accordance with the underwriting guidelines of the seller, not our underwriting guidelines; and (b) pools of loans purchased through the conduit bulk purchase process are reviewed by third parties hired by us to perform either underwriting on a full or sample basis to determine that the loans were underwritten in accordance with the applicable underwriting guidelines, whereas under our traditional bulk purchase process, we re-underwrite each loan in a pool under our underwriting guidelines. We distinguish loans purchased through our traditional bulk purchase process from loans purchased through our conduit bulk purchase process on our systems, for management reporting purposes as well to ensure that we clearly identify loans purchased through the conduit bulk purchase process in connection with each pool of loans that we pledge, sell, or securitize. Generally, we expect to securitize the loans we purchase through our conduit bulk purchase process separately from the other loans we produce, but we may choose to combine all or a portion of conduit loans with other loans if it is deemed economically desirable. We intend to continue to engage in conduit bulk purchase transactions only where we believe the net interest income generated by the loans we purchase will offset the potential for higher credit losses and funding costs resulting from our not re-underwriting each loan and where we believe it will provide us with attractive risk-adjusted returns.

Financial Condition

September 30, 2006 Compared to December 31, 2005

Net Mortgage Loan Portfolio. Our net mortgage loan portfolio increased $0.4 billion, or 6%, to $6.8 billion as of September 30, 2006 from $6.4 billion as of December 31, 2005. This increase was the result of the origination and purchase of $2.5 billion of mortgage loans offset by principal payments of $2.0 billion and loan sales of $102.7 million.

Allowance for Loan Losses. Allowance for loan losses increased $1.3 million, or 4%, to $37.9 million as of September 30, 2006 from $36.6 million as of December 31, 2005. This increase was due to a 12% increase in total delinquencies, bankruptcies, and foreclosures since December 31, 2005 offset by the reversal of $1.8 million relating to previous Hurricane Katrina estimates.

Accrued Interest Receivable, Net of Allowance for Past Due Interest. Our net accrued interest receivable increased $8.8 million, or 23%, to $47.0 million as of September 30, 2006 from $38.2 million as of December 31, 2005. This increase was primarily the result of the growth in our mortgage loan portfolio and upward interest rate resets occurring on our adjustable-rate mortgage loans. During the three months ended September 30, 2006, we also implemented an automated interface between our loan servicing system and our general ledger, which changed the way in which accrued interest receivable is recorded and resulted in an increase in our accrued interest receivable of $2.5 million since December 31, 2005. Of this amount, $0.9 million increased interest income, while the remaining $1.6 million related to reclassifications to other asset line items on the consolidated balance sheet. The allowance for past due interest decreased $0.2 million, or 1%, to $15.9 million as of September 30, 2006 from $16.1 million as of December 31, 2005. This decrease was attributable to a 4% decrease in the loss severity component for the provision for past due interest since December 31, 2005.

Mortgage Servicing Rights, Net. Mortgage servicing rights (MSRs), net increased $19.5 million, or 15%, to $149.2 million as of September 30, 2006 from $129.7 million as of December 31, 2005. This increase was primarily due to purchases of $71.0 million of rights to service $8.6 billion of mortgage loans during the nine months ended September 30, 2006. This increase in MSRs was offset by amortization and temporary impairment of servicing rights of $48.0 million and $3.6 million, respectively. The impairment of MSRs was primarily the result of increased prepayment speeds on mortgage loans in certain aged third-party servicing portfolios.

Servicing Related Advances. Servicing related advances increased $49.6 million, or 27%, to $234.9 million as of September 30, 2006 from $185.3 million as of December 31, 2005. The increase was due to the increase in delinquencies in our third-party servicing and owned portfolio balances.

Trustee Receivable. Trustee receivable increased $3.5 million, or 3%, to $139.5 million as of September 30, 2006 from $136.0 million as of December 31, 2005. On each payment date, the trust distributes securitization loan payments to the related bondholders. These loan payments are collected by the trust before the cut-off date, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance will increase.

Other Assets, Net. Other assets, net increased $4.6 million, or 7%, to $73.1 million as of September 30, 2006 from $68.5 million as of December 31, 2005. The increase in other assets was attributable to an increase in deferred issuance costs of $3.7 million, net of amortization, primarily relating to the issuance of our senior notes. Our margin receivables on our derivative instruments also increased $0.5 million since December 31, 2005.

Warehouse Financing. Warehouse financing, which includes borrowings under our warehouse lines of credit and repurchase agreement facilities, increased $0.7 billion, or 175%, to $1.1 billion as of September 30, 2006 from $0.4 billion as of December 31, 2005. This increase is due to the mortgage loan production during the third quarter of 2006, which had not been securitized at September 30, 2006. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations, as a result of the deployment of our senior notes offering proceeds, and in relation to our mortgage loan production volumes.

Securitization Financing. Securitization financing decreased $0.5 billion, or 8%, to $5.7 billion as of September 30, 2006 from $6.2 billion as of December 31, 2005. During the first nine months of 2006, we received bond principal payments of $2.0 billion and we also issued two new asset-backed securitizations totaling $1.5 billion. In general, we expect increases in our securitization financing as we continue to securitize our mortgage loans.

Senior Notes. Senior notes increased to $150.0 million as of September 30, 2006 as a result of our private offering that closed on May 4, 2006.

Shareholders’ Equity. Shareholders’ equity decreased $38.7 million, or 7%, to $554.4 million as of September 30, 2006 from $593.1 million as of December 31, 2005. The decrease in shareholders’ equity was due primarily to the declaration of $50.8 million in dividends partially offset by net income of $8.6 million, additional issuances of common stock of $0.7 million, and compensation expense related to restricted stock units of $2.5 million.

Liquidity and Capital Resources

Cash increased by $7.0 million during the nine months ended September 30, 2006. Cash had decreased $3.4 million during the nine months ended September 30, 2005. The overall change in cash consisted of the following:

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash provided by operating activities	$69,203	$117,882
Cash used in investing activities	(364,025)	(515,764)
Cash provided by financing activities	301,796	394,523
Increase (decrease) in cash	$6,974	$(3,359)

Operating Activities. Cash provided by operating activities decreased $48.7 million, or 41%, to $69.2 million for the nine months ended September 30, 2006 from $117.9 million for the nine months ended September 30, 2005. This change was the result of decreased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes, non-cash changes in the fair value of derivative instruments, and provision for mortgage loan losses. Our earnings are primarily from net interest income, servicing income, and derivative gains, offset by general and administrative expenses, derivative losses and income tax expense. Further details are discussed in “-- Consolidated Results.”

Investing Activities. Cash used in investing activities decreased $151.8 million, or 29%, to $364.0 million for the nine months ended September 30, 2006 from $515.8 million for the nine months ended September 30, 2005. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans including premiums totaled $2.5 billion for the nine months ended September 30, 2006. In addition, cash payments of $71.0 million had been made for MSRs purchased during the first nine months of 2006. These decreases to cash were partially offset by principal payments received on our mortgage loan portfolio of $2.0 billion and mortgage loan and REO sales to third parties of $100.1 million and $43.3 million, respectively. Capital expenditures during the nine months ended September 30, 2006 were $4.0 million and related primarily to computer equipment and leasehold improvements as well as various information technology enhancements.

Restricted cash decreased $141.4 million to $6.1 million at September 30, 2006 from $147.5 million at December 31, 2005 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a SAST trust account and made available once all required mortgage loans have been included in the securitization. The balance at December 31, 2005 was higher due to the prefunding balance of the SAST 2005-4 securitization which did not close until the first quarter of 2006.

Financing Activities. Cash provided by financing activities decreased $92.7 million, or 23%, to $301.8 million for the nine months ended September 30, 2006 from $394.5 million for the nine months ended September 30, 2005. Cash provided by financing activities primarily consisted of $1.5 billion from the securitization of mortgage loans and servicing advances, $712.5 million in borrowings under warehouse and repurchase financing facilities, and $150.0 million in proceeds from the issuance of senior notes during the second quarter of 2006, offset by $2.0 billion related to principal payments on securitization financing. Fluctuations in warehouse, repurchase and securitization financing from period to period can occur due to the timing of securitizations and the related repayment of the warehouse and repurchase financings.

Dividends. The merger agreement with MSMC provides that we may pay up to 95% of our estimated REIT taxable income for the period from July 1, 2006 through the earlier of the merger effective date or December 31, 2006 (the “Final Period”). In light of the pending merger, no dividends were declared during the third quarter of 2006. Instead, we determined that we would declare a dividend for the entire Final Period at some time during the fourth quarter of 2006. We estimated that we incurred a loss for REIT taxable income purposes for the period of July 1, 2006 through September 30, 2006 of $3.5 million, or $0.07 per share. Whether we pay any dividend for the Final Period, and the amount of any such dividend, will depend on whether our estimated REIT taxable income for the Final Period improves from a loss amount to an income amount. If we do not have positive estimated REIT taxable income for the Final Period, we will not declare any dividend for the period. When we are able to make a determination as to the timing and amount, if any, of the dividend, we expect to announce such information.

The regular and special dividends declared in the fourth quarter of 2005, in the aggregate amount of $32.5 million, were paid on January 11, 2006. The regular dividend declared in the first quarter of 2006, in the aggregate amount of $25.4 million, was paid on April 28, 2006. The regular dividend declared in the second quarter of 2006, in the aggregate amount of $25.5 million, was paid on July 13, 2006.

Trends. At this time, we believe the continued margin pressure and increasing delinquencies that we are experiencing have the potential to negatively impact our access to long-term borrowings, short-term borrowings or bank credit lines necessary for us to maintain our current operations. If we cannot maintain or access sufficient funds our ability to operate our business and to meet capital commitments for the next 12 months and beyond could be inhibited.

Working Capital

We would use working capital to fund the cash flow needs of our operations in the event we were unable to generate sufficient cash flows from operations to cover our operating requirements. Under the commonly defined working capital definition, which is current assets less current liabilities, we calculated our working capital as of September 30, 2006 to be $442.4 million. Using our definition of working capital, we calculated our working capital as of September 30, 2006 to be $165.5 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - September 30, 2006	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$13,027	$13,027
Trustee receivable	—	139,528
Accrued interest receivable	—	47,025
Current tax receivable	—	11,539
Accrued interest payable	—	(16,939)
Other current liabilities	—	(39,115)
Unsecuritized mortgage loans, MSRs, & mortgage bonds - payments less than one year	496,347	1,254,961
Warehouse financing - payments less than one year	(343,841)	(343,841)
Repurchase financing - payments less than one year	—	(746,772)
Servicing advances	—	234,895
Financed advances - payments less than one year	—	(156,079)
Securitized loans - payments less than one year	—	2,417,160
Securitized financing - payments less than one year	—	(2,373,009)
Total	$165,533	$442,380

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

There were several changes to our revolving warehouse and repurchase facilities during the third quarter of 2006.

•
Effective July 19, 2006, we entered into a new $300.0 million committed repurchase facility with DB Structured Products, Inc.. The facility allows for the financing of mortgage loan purchases or originations as well as mortgage bonds and servicing advances required by our mortgage servicing contracts. The facility terminates on July 18, 2007.

•
Our $375 .0 million syndicated warehouse facility with JPMorgan Chase Bank was amended effective August 23, 2006, extending the termination date of the facility to October 20, 2006. Subsequently, this facility was amended again in October 2006, extending the termination date of the facility to December 31, 2006 and amending certain financial covenants contained in the facility.

•
Effective August 28, 2006, we entered into a new $600.0 million committed repurchase facility with MSMC. The facility allows for the financing of mortgage loan purchases or originations and terminates on August 27, 2007.

•	Our $300.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was terminated effective September 28, 2006.
•	Our $400.0 million repurchase facility with Merrill Lynch Bank USA was terminated effective September 28, 2006.

As of September 30, 2006, we had committed revolving warehouse and repurchase facilities in the amount of $1.6 billion. The table below summarizes our facilities and their expiration dates as of September 30, 2006. We believe this level of financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Lender	Committed Facility Amount	Expiration Date
	($ in thousands)
JPMorgan Chase Bank, N.A.	$375,000	October 20, 2006
DB Structured Products, Inc..	300,000	July 18, 2007
CS First Boston Mortgage Capital, LLC	300,000	April 25, 2007
MSMC.	600,000	August 27, 2007
Total	$1,575,000

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

We had $1.1 billion of warehouse and repurchase borrowings collateralized by residential mortgage loans and mortgage bonds outstanding as of September 30, 2006. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $1.1 billion we had outstanding as of September 30, 2006, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, including, without limitation, tests relating to our tangible net worth and liquidity, leverage requirements and restrictions on guarantees and the granting of liens. In addition, some of the facilities may subject us to cross default features. In the event of default, we may be prohibited from paying dividends and making distributions under certain of our financing facilities without the prior approval of our lenders. To the extent that we fail to comply with the covenants contained in our financing agreements or are otherwise found to be in default under the terms of such agreements, we could be restricted from paying dividends or from engaging in other transactions that are necessary for us to maintain our REIT status. Our failure to qualify as a REIT could reduce materially the value of our common stock. We determined we were not in compliance with certain financial covenants for the quarter ended September 30, 2006 and received waivers from our lenders concerning the non-compliance with the covenants.

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

Servicing Advance Facility. As of September 30, 2006 we had $241.1 million of borrowings outstanding and an additional $43.9 million of available borrowing capacity under a facility that allows for the issuance of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third-party servicing contracts.

Our servicing advance facility contains two series of notes, the Series 2004-1 Notes and the Series 2005-A Notes. The Series 2004-1 Notes have one remaining class of term notes outstanding with a face value of $55.0 million. The Series 2005-A Notes include a class of term notes with a face value of $85.0 million and a class of variable funding notes with a maximum face value of $145.0 million. The total borrowing capacity of our servicing advance facility is $285.0 million. In October 2006, the Series 2004-1 term note began its scheduled amortization period. We expect to replace the capacity afforded by these notes through an increase in the maximum face value of the Series 2005-A variable funding notes.

Our servicing advance facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. In the event of a breach, the notes issued by the servicing advance facility may begin to amortize earlier than scheduled. We do not believe that these existing covenants and performance tests will restrict our operations or growth. We were in compliance with all covenants and performance tests under the servicing advance facility as of and for the nine months ended September 30, 2006.

As of September 30, 2006, securitization financing related to mortgage loans and servicing advances on our consolidated balance sheet was $5.7 billion.

Off-Balance Sheet Items and Contractual Obligations

Off-Balance Sheet Items

Prior to July 6, 2001, our predecessor sold mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. All such residual interests were retained by Dominion Capital in connection with our July 6, 2001 acquisition of the issued and outstanding shares of capital stock of our predecessor from Dominion Capital. Mortgage loans that were securitized in off-balance sheet transactions by our predecessor from May 1996 to July 5, 2001 were still outstanding with an aggregate unpaid principal balance of $301.6 million as of September 30, 2006. In connection with those loans and in connection with the sales of mortgage loans to nonaffiliated parties, our subsidiaries have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, our subsidiaries may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses or expenses related to such breach. As of September 30, 2006 our subsidiaries neither had nor expected to incur any material obligation to remove any loans from any securitizations, or to provide any such indemnification to any party.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. We accrue an estimate for the fair value of those obligations, which includes premium recapture expenses and early payment defaults. Our subsidiaries are also subject to these obligations in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans that are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. As of September 30, 2006 and December 31, 2005, the liability recorded for premium recapture expenses and for obligations to repurchase mortgage loans was $0.5 million and $0.4 million, respectively and the associated expense was recorded within (loss) gain on sale of assets in the consolidated statements of operations.

Our subsidiaries had commitments to fund mortgage loans with agreed upon rates of $212.6 million and $262.6 million as of September 30, 2006 and December 31, 2005, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Contractual Obligations and Commitments

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of September 30, 2006 and December 31, 2005 totaled $59.3 million and $67.5 million, respectively. We have one capital lease for equipment with total future minimum rental payments of $1.7 million as of September 30, 2006.

We are committed to purchasing third-party servicing rights of an additional $3.5 billion unpaid principal balance of third-party mortgage loans during the fourth quarter of 2006, $0.5 billion of which have been purchased as of October 31, 2006.

Other Matters

Related Party Transactions

We have entered into an agreement to be acquired by MSMC. Pursuant to the terms of the merger agreement, we entered into a $600.0 million committed repurchase facility with MSMC. In addition, of the $3.5 billion unpaid principal balance of third-party mortgage loans we are committed to purchasing during the fourth quarter of 2006, $0.5 billion were purchased from MSMC during October 2006 for approximately $4.6 million and an additional $1.5 billion are expected to be purchased from MSMC during the remainder of the fourth quarter of 2006.

On August 22, 2006, the Class A-1 variable funding notes, Series 2005-A was sold to MSMC, and the scheduled pre-amortization period termination date of the Class A-1 variable funding notes, Series 2005-A was extended to October 24, 2006. On October 23, 2006, the scheduled pre-amortization period termination date of the Class A-1 variable funding notes, Series 2005-A was extended to January 31, 2007, and the maximum variable funding note balance with respect to the Class A-1 variable funding notes was increased to $200.0 million.

On October 10, 2006, Morgan Stanley Capital Services, Inc., an affiliate of MSMC, sold a derivative instrument to Saxon Asset Securities Trust, 2006-3.

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

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. Prior to the issuance of this standard, the methods for measuring fair value were diverse and inconsistent. SFAS No.157 clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No.157 is effective the beginning of the first fiscal year beginning after November 15, 2007. At this time, management has not yet completed its assessment of the impact of this statement.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 also provides transition guidance on correcting errors under this dual approach. If prior year errors that had been previously considered immaterial now are considered to be material based on using the approach specified in SAB No. 108, the registrant need not restate prior period financials. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. At this time, management has not yet completed its assessment of the impact of SAB No. 108.

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

Maturity and Repricing Information

As shown in the tables below, there was a slight increase in our derivative activity at September 30, 2006 compared to December 31, 2005 due to additional, existing and forecasted debt. The following tables summarize the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, options and futures that we held as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,119,000	$18,167	—	—	—	—
Weighted average rate	3.91%	3.25%	—	—	—	—
Caps sold - notional:	$1,119,000	$18,167	—	—	—	—
Weighted average rate	4.70%	5.00%	—	—	—	—
Futures sold - notional:	$100,000	$277,500	$533,750	$83,750	—	—
Weighted average rate	5.28%	4.92%	4.84%	5.04%	—	—
Swaps bought - notional:	$2,269,566	$2,489,378	$970,873	$335,962	$74,853	—
Weighted average rate	5.23%	4.97%	5.22%	5.23%	5.23%	—
Puts bought - notional:	$2,000,000	$875,000	—	—	—	—
Weighted average rate	5.75%	5.75%	—	—	—	—
Puts sold - notional:	—	$500,000	$875,000	—	—	—
Weighted average rate	—	6.25%	6.50%	—	—	—
Total notional activity:	$6,607,566	$4,178,212	$2,379,623	$419,712	$74,853	$—

	As of December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
	($ in thousands)
Caps bought - notional:	$1,186,583	$18,167	—	—	—	—
Weighted average rate	3.86%	3.25%	—	—	—	—
Caps sold - notional:	1,186,583	18,167	—	—	—	—
Weighted average rate	4.69%	5.00%	—	—	—	—
Futures bought - notional:	30,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Futures sold - notional:	118,750	293,750	103,750	—	—	—
Weighted average rate	4.49%	4.38%	4.49%	—	—	—
Swaps bought - notional:	—	600,000	—	—	—	—
Weighted average rate	—	4.17%	—	—	—	—
Puts bought - notional:	4,487,500	—	—	—	—	—
Weighted average rate	5.22%	—	—	—	—	—
Puts sold - notional:	58,250	—	—	—	—	—
Weighted average rate	3.75%	—	—	—	—	—
Total notional activity:	$7,067,916	$930,084	$103,750	$—	$—	$—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves based on assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding FRB responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over the term of the liabilities. The table below represents the change in our interest expense as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we used as of September 30, 2006 and the four scenarios that we used as of December 31, 2005. The change in values represented under each of the scenarios depicts value improvements, or declines, relative to the rate scenario depicted by the forward curve. If the forward curve at the end of the period depicts two potential rate increases by the FRB and the scenario only depicts one increase, the cost in forward liabilities may actually decline while interest rates are going up. The change from September 30, 2006 to December 31, 2005 represents our change in forecasted transactions, changes in forward rates during the period, and assumptions for each scenario as described below.

	Effect on Interest Expense of Assumed Changes in Interest Rates Over a Three Year Period
	September 30, 2006				December 31, 2005
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
(in thousands)
Change in interest expense	$78,675	$21,165	$(8,053)	$(48,085)	$22,620	$(1,170)	$(25,519)	$12,665
Impact from derivative instruments:
Futures	(11,936)	(4,022)	392	6,921	(2,292)	(990)	1,655	(165)
Swaps	(45,894)	(12,894)	6,548	29,614	(2,740)	(1,084)	2,064	(203)
Puts	4,336	768	(32)	(200)	(661)	265	428	(1,699)
Caps	(9)	3	(1)	(1)	(1,117)	949	1,036	(990)
Total impact from derivative instruments	$(53,503)	$(16,145)	$6,907	$36,334	$(6,810)	$(860)	$5,183	$(3,057)
Net change	$25,172	$5,020	$(1,146)	$(11,751)	$15,810	$(2,030)	$(20,336)	$9,608

Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

Scenario 1 - Under this scenario we show liability costs and derivative valuations based upon an assumed aggressive response from the Board of Governors of the FRB with the assumption that the economy is growing at a pace inconsistent with the FRB’s desire to maintain a stable or declining inflation environment. Under this scenario, we assumed a hypothetical interest rate increase of 100 basis points over a six-month period. Such an increase provides us with a view of the interest expense changes assuming a comparable rise in financing rates. Making these assumptions as of September 30, 2006, we estimated that our interest expense would increase by $78.7 million. However, we estimated that this amount would be partially offset by the impact of our derivative instruments of $53.5 million. The net effect of this scenario would be a potential decrease of $25.2 million in our net revenues. At December 31, 2005, assuming a hypothetical interest rate increase of 75 basis points over a five-month period, we estimated at that time that our net revenues would decrease by $15.8 million.

Scenario 2 - In this scenario we assumed a slightly less severe hypothetical rise in interest rates compared to Scenario 1. Under this scenario, we assumed that spot interest rates will be unchanged while forward curve rates could increase 25 basis points. Making these assumptions as of September 30, 2006, we estimated that our interest expense would increase by $21.2 million offset by the impact of our derivative instruments of $16.1 million, for a net decrease of $5.0 million in our net revenues. At December 31, 2005, assuming interest rates had the potential to rise 50 basis points over a three-month period, we estimated at that time that our net revenues would decrease by $2.0 million.

Scenario 3 - In this scenario we assumed relatively stable hypothetical short-term rates. This scenario assumed that the FRB pauses its increasing rate scenario and reverses course by mid-2007. This scenario assumed that the FRB lowers rates by 75 basis points in 2007 to compensate for the prior rate increases. Given these assumptions as of September 30, 2006, we estimated that our interest expense would decrease by $8.1 million. However, we estimated that this amount would be partially offset by the impact of our derivative instruments of $6.9 million. The net effect of this scenario would be a potential increase of $1.1 million in our net revenues. As of December 31, 2005, assuming interest rates remained relatively stable, we estimated at that time that our net revenues would decline by $20.3 million.

Scenario 4 -This scenario assumed that the FRB begins to lower rates by the middle of 2007 and spot rates decline 150 basis points to avert recessionary pressures. Given these assumptions, at September 30, 2006, we estimated that our interest expense would decrease by $48.1 million, which would be partially offset by the impact of derivative instruments of $36.3 million, for a total potential increase in net revenues of $11.8 million. At December 31, 2005, assuming interest rates increased 125 basis points over an eight-month period, and then decreased 100 basis points over the following six months, we estimated at that time that our net revenues would increase by $9.6 million.

The hypothetical yield curve data for each scenario at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Oct-06	5.40	5.64	5.33	5.39	5.39
Dec-06	5.33	5.65	5.33	5.27	5.14
Mar-07	5.18	5.78	5.34	4.82	4.57
Jun-07	5.02	6.16	5.34	4.57	4.07
Sep-07	4.88	6.42	5.35	4.60	3.83
Dec-07	4.79	6.43	5.35	4.60	3.85
Mar-08	4.77	6.44	5.36	4.61	3.86
Jun-08	4.78	6.44	5.36	4.61	3.86
Sept-08	4.81	6.45	5.37	4.80	3.87
Dec-08	4.85	6.46	5.37	5.18	3.90
Mar-09	4.88	6.47	5.38	5.44	3.91
Jun-09	4.92	6.48	5.38	5.44	3.91
Sep-09	4.95	6.49	5.39	5.45	4.04
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

Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting, except for the successful implementation of an automated interface between our loan servicing system and our general ledger. This interface changed the way in which we recognize interest income and record accrued interest receivable. Changes to internal controls over financial reporting related to the implementation of this automated interface were limited to the revision of certain policies and procedures inherent in that process.

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

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. In the Bauer case, we are not a named defendant but may owe defense and indemnification to Deutsche Bank Trust Company Americas, N.A., as custodian of a mortgage loan for which one named plaintiff is mortgagor. Our subsidiary, Saxon Mortgage Services, is a named defendant in the Patterson case. In both cases, the named plaintiffs allege misrepresentation, fraud, conversion and unjust enrichment on the part of the lender defendants and a law firm hired by a number of defendants, including our subsidiary, Saxon Mortgage Services, to enforce mortgage loan obligations against borrowers who had become delinquent pursuant to the terms of their mortgage loan documents. Specifically, the plaintiffs alleged that the law firm quoted inflated court costs and sheriff’s fees on reinstatement proposals to the plaintiffs. In both cases, the plaintiffs seek certification as a class action, compensatory damages, pre-judgment interest, attorneys’ fees, litigation costs, and other unspecified general, special and equitable relief. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted our motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. There were no significant developments in this matter during the quarter ended September 30, 2006.

Cechini, et al., v. America’s MoneyLine, Inc. is a matter filed on August 10, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 05C 4570. The plaintiff filed the case as a class action, alleging violation of the Fair Credit Reporting Act in connection with the use of pre-approved offers of credit by America’s MoneyLine, Inc., our former subsidiary, which was merged with Saxon Mortgage, Inc., our subsidiary, effective January 1, 2006. Saxon Mortgage, Inc. is successor in interest to the defendant. On June 19, 2006, the parties reached an agreement to settle this case, pending the court’s approval. The settlement requires the defendant to create a settlement fund for approximately $0.5 million. The claims of settlement class members and plaintiff’s attorney’s fees will be paid out of the fund. On August 30, 2006, the court preliminarily approved the settlement and a final fairness hearing is scheduled for February 13, 2007. The estimate of possible loss for this matter in the amount of $0.5 million was accrued for in June 2006.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action on behalf of themselves and similarly situated Ohio borrowers, alleging that our subsidiary engaged in unlawful practices in originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. During the second quarter of 2006, the court granted our motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified. There were no significant developments in this matter during the quarter ended September 30, 2006.

Brian Harris, et al., v. Capital Mortgage Company, et al., is a matter filed in the Circuit Court of Cook County, County Department-Chancery Division, Illinois as Case No. 05CH 22369. Our subsidiary, Saxon Mortgage Services, was served with a summons and complaint on March 1, 2006. The plaintiffs included a class action claim, alleging, on behalf of themselves and those similarly situated, that our subsidiary Saxon Mortgage Services, Inc. and other named defendants engaged in unfair and deceptive acts and violated the Illinois Consumer Fraud Act in connection with originating and servicing the plaintiffs’ loans. The plaintiffs seek certification as a class and a judgment in favor of the plaintiffs for money damages, costs, attorneys’ fees, and other relief deemed appropriate by the court. There were no significant developments in this matter during the quarter ended September 30, 2006.

We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 1A. Risk Factors

The significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results or cash flows are set forth under “Part I - Item 1A. “Risk Factors” in our 2005 Form 10-K and under “Part II - Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006. Risk factors contained herein consist of new risks or risks that have materially changed since June 30, 2006. You should carefully consider the risks described below. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations could suffer. You should also refer to the other information contained in this report, including the information provided under “Part 1, Item 1 - Financial Statements” and “Part 1, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The completion of our proposed merger with Angle Merger Subsidiary Corporation, a subsidiary of MSMC, is subject to various closing conditions.

Although we expect our proposed merger with Angle Merger Subsidiary Corporation, a wholly-owned subsidiary of MSMC, to be completed in the fourth quarter of 2006, it is possible that we may not complete the merger in the fourth quarter of 2006, or at all. Either MSMC or we may terminate the merger agreement if the merger is not effective by March 31, 2007 and if the terminating party has not caused that failure by its breach of the merger agreement. The completion of the merger is subject to customary closing conditions, including, among others, the absence of a material adverse change in the Company and the receipt of required regulatory approvals.  We can provide no assurance that these closing conditions, some of which are beyond our control, will be satisfied or waived in the fourth quarter of 2006 or at all. Therefore, we can provide no assurance that the merger will be consummated in the fourth quarter or at all. If the merger is not consummated, we will continue to be a publicly traded company.

If the proposed merger does not close, we will continue to be subject to the risks we face as a public company.

If the merger does not close, we will continue as a stand-alone publicly-traded company. In such event, margin compression, increases in delinquencies and other factors will continue to affect our ability to access long-term borrowings, short-term borrowings or bank credit lines necessary to maintain our liquidity, which could inhibit our ability to fund our operations.

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

SAXON CAPITAL, INC.

Dated: November 3, 2006	By: /s/ Michael L. Sawyer
Name: Michael L. Sawyer
Title: Chief Executive Officer (authorized
officer of registrant)

Dated: November 3, 2006	By: /s/ Robert B. Eastep
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